Form 10QSB/A
period 1996-03-31
NGT ENTERPRISES INC
filed 1997-04-18
CIK 353646

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                 FORM 10-QSB-1A
                             Quarterly Report Under
                       the Securities Exchange Act of 1934
                    For the Quarter Ended: March 31, 1996

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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (x) No. ____

     The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1996, was 3,931,199

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

     The condensed financial statements for the period ended March 31, 1996 included herein have been prepared by N G T Enterprises, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of operations and cash flows for the six-month periods ended December 31, 1994 and 1995.

     The Company's results of operations during the six months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended September 30, 1994 and 1995.

                           N G T ENTERPRISES, INC.
                        (A Development Stage Company)
                                BALANCE SHEET

                                                                   March 31,
                                               September 30,        1996
                                                   1995           Unaudited
                                               -------------     ------------

Assets
Cash                                               $-0-             $-0-




Total assets                                       $-0-             $-0-
                                                   ====             ====

                     Liabilities and Stockholders Equity

Current liabilities
  Officer loan payable                             $-0-          $11,415
                                                   -----          ------
  Total liabilities                                               11,415
Capital stock
  Common stock- par value $.0001,
  authorized  12,000,000 shares.
  The number of shares outstanding
  at September 30, 1995 and
  December 31, 1995, was 3,931,199.                $393             $393
Additional paid in capital                          -0-              -0-
Deficit accumulated during
 development stage                                 (393)         (11,808)
                                                   -----         --------
Total stockholders equity                           -0-          (11,415)
                                                   -----         --------
Total liabilities and stockholders equity          $-0-             $-0-
                                                   =====          =======




               See accompanying notes to financial statements.

                             N G T ENTERPRISES, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS



               For the period from
                                                                 For the six
 For the six    reorganization
                                    For the year   For the year   months ended
 months ended   December 1, 1992
                                       ended          ended         March 31,
  March 31,      to March 31,
                                    September 30,  September 30,      1995
     1996            1996
                                        1994          1995         Unaudited
  Unaudited        Unaudited
                                    -------------  -------------  ------------
--------------  ------------------

Income                                    $-0-         $-0-            $-0-
      $-0-             $-0-

Operations:
  General and administration               -0-          -0-             -0-
    11,415           11,415
  Amortization                             -0-          -0-             -0-
       -0-              -0-
                                           ---          ---             ---
     -----            -----
Total expense                              -0-          -0-             -0-
    11,415           11,415

Net Profit (Loss) from operations         $-0-         $-0-            $-0-
  $(11,415)        $(11,415)
                                          ====         ====            ====
   ========         ========
Net income per share                      $-0-         $-0-            $-0-
      $-0-             $-0-
                                          ====         ====            ====
      ====             ====
Total number of shares outstanding   3,931,199    3,931,199       3,931,199
 3,931,199        3,931,199
                                     =========    =========       =========
 =========        =========










                 See accompanying notes to financial statements.

                             N G T ENTERPRISES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                              For the six
For the six  For the period from
                                                               months ended
months ended     reorganization
                             For the year     For the year       March 31,
 March 31,     December 1, 1992
                            ended September  ended September       1995
  1996           to March 31,
                               30, 1994         30, 1995        Unaudited
Unaudited           1996
                            ---------------  ---------------  -------------
------------   ------------------

CASH FLOWS FROM
   OPERATING ACTIVITIES
   Net profit (loss)               $-0-             $-0-            $-0-
 $(11,415)          $(11,415)

   Amortization                     -0-              -0-             -0-
      -0-                -0-
                                   ----             -----           -----
  --------           --------

  (11,415)           (11,415)
   Accounts payable
   11,415             11,415

  --------           --------
TOTAL CASH FLOWS FROM
   OPERATIONS                       -0-              -0-             -0-
      -0-                 -0-

CASH FLOWS FROM FINANCING
   ACTIVITIES                       -0-              -0-             -0-
      -0-                 -0-
                                    ---              ---             ---
      ---                 ---
TOTAL CASH FLOWS FROM
   FINANCING ACTIVITIES             -0-              -0-             -0-
      -0-                 -0-


NET INCREASE (DECREASE)
   IN CASH                          -0-              -0-             -0-
      -0-                 -0-
CASH BALANCE BEGINNING OF

  PERIOD                            -0-              -0-             -0-
      -0-                 -0-
                                   ----             ----            ----
     ----                ----
CASH BALANCE END OF

  PERIOD                           $-0-             $-0-            $-0-
     $-0-                $-0-
                                   ====             ====            ====
     ====                ====



                 See accompanying notes to financial statements

                             N G T ENTERPRISES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS EQUITY

                                                        Deficit
                                                      Accumulated
                                         Additional      During
                   Common      Common     Paid-in     Development
      Date          Stock       Stock     Capital        Stage        Total
      ----         ------      ------     --------     ---------      -----

   10-01-1993     3,930,926      $393        $-0-         $(393)       $-0-
   01-30-1994           273
   01-30-1994     3,931,199       393         -0-          (393)        -0-
                  =========       ===         ===          =====        ===
   01-30-1995     3,931,199       393         -0-          (393)        -0-

   Unaudited
   ---------
   12-31-1995     Net loss                               (11,415)   (11,415)
                                                         --------   --------
   12-31-1995     3,931,199      $393        $-0-       $(11,808)  $(11,415)
                  =========      ====        ====        ========   ========
















                 See accompanying notes to financial statements

                             N G T ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED MARCH 31, 1996

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information as set forth in Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of N G T Enterprises, Inc. (the "Company") for the six month periods ended March 31, 1995 and 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996.

NOTE B--EARNINGS PER SHARE

     Earnings per share have been computed on the basis of total number of shares outstanding. The total number of shares outstanding at September 30, 1994 and 1995 and March 31, 1996 was 3,931,199.

NOTE C--COMMITMENTS

     The Company had no lawsuits or liabilities pending at September 30, 1994 and 1995 and March 31, 1995 and 1996.

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

     For the six months ended March 31, 1996 as compared to the six months ended March 31, 1995.

     The Company generated no revenues during the six month period ending March 31, 1996. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of developing a business purpose merging with or acquiring assets from a nonaffiliated entity. The Company has remained inoperative. Sales, costs of goods sold and gross profit were $-0- for the six months ended March 31, 1995 and 1996. Operating expenses and net loss were $11,415 for the six months ended March 31, 1996 as compared to $-0- in general and administrative expense for the six months ended March 31, 1995. The activities of the Company during for the six months ended March 31, 1995 and 1996 consisted preparing and filing corporate income tax returns and filings for the Securities and Exchange Commission.

     Liquidity And Capital Resource
    -------------------------------

     As of March 31, 1995 and 1996, the Company's working capital was a $-0-. The Company's president has provided the necessary funds to sustain the Company's existence until a new business purpose can be developed or target company located and it or its assets acquired.

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


Dated: April 15, 1996