Form 10KSB
period 1996-09-30
NGT ENTERPRISES INC
filed 1997-04-18
CIK 353646

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 2054
--------------------------------------------------------------------------------

                                   FORM 10KSB

     [/] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended September 30, 1996

                         Commission File Number: 2-72849

                             N G T ENTERPRISES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter )

          Delaware                                        11-2558192
--------------------------------------------------------------------------------
  (State or other Jurisdiction                   (IRS Employer Identification
of Incorporation or Organization)                            Number)

     100 Garden City Plaza, Suite 200
          Garden City, New York                              11530
--------------------------------------------------------------------------------
       (Address of principal executive Offices)           (Zip Code)

     Issuer's telephone number: (516) 747-3354

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: None

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [x] Yes [ ] No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     State issuer's revenues for its most fiscal year $-0-.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     As of September 30, 1996, there were 4,257,199 shares of common stock ("Shares") outstanding having an aggregate market value of $212,860.

     Documents incorporated by reference: None

                                     PART I



     Item 1. Description of Business

     The Registrant has been dormant, has conducted no operations and has generated no revenues.

     Item 2. Description of Property

     As of September 30, 1996, the Registrant owned no property. Its office is located in the office of its President.

     Item 3. Legal Proceedings

     None

     Item 4. Submission of Matters to a Vote of Security Holders

     None

                                    PART II

     Item 5. Market For Common Equity and Related Stockholder Matters

     Present there is a limited market for the Registrant's common stock. During the past two fiscal years, there was no bid price.

     As  of  September  30,  1996,   the  Registrant   had   approximately   510
shareholders.

     The Company has not declared any dividends and does not expect to do so in the foreseeable future.

     Item 6. Management's Discussion and Analysis or Plan of Operation

     For the twelve months ended September 30, 1996 as compared to the twelve months ended September 30, 1995

     The Registrant has been inoperative. Sales, costs of goods sold, gross profit, operating expenses and net profit were $-0- for the twelve months ended September 30, 1995 and 1996. The activities of the Registrant during the twelve months ended September 30, 1995 and 1996 consisted of preparing and filing corporate income tax returns and filings for the Securities and Exchange Commission.

     Liquidty  and  Capital  Resources
     ---------------------------------

     As of Sepember 30, 1996,  the  Registrant's  working  capital was $-0-. The
Registrant's   President  has  provided  the  necessary  funds  to  sustain  the
Registrant's existence until a new business purpose can be found.

     Item 7. Financial Statements

     a.  Balance Sheet as of September 30, 1996

     b. Statement of Operations for the two years ended September 30, 1995 and 1996

     c. Statement of Cash Flows for the two years ended September 30, 1995 and 1996

     d. Statement of Stockholders' Equity from the period of reorganization, December 1, 1992, to September 30, 1996

     e.   Notes to Financial Statements

     Item 8. Changes in and Disagreement With Accountants

     Not applicable.

                              PART III

     Item 9.  Directors,  Executive  Officers,  Promoters  and Control  Persons:
Compliance with Section 16(a) of the Exchange Act

Directors and Officers
----------------------

     The following sets forth the names of the Company's directors and officers. Directors of the Company are elected annually by the shareholders and the oficers are appointed annually by the Board of Directors

Name                        Age            Position                    Since
----                        ---            --------                    -----
William J. Mueger            48            President, Treasurer        1995
                                            and a Director

Alan Schabhuttl              45            Secretary and a Director    1989

     William J. Mueger has been involved in corporate public relations for the past seven years, most recently as President of John Joseph & Associates, Inc.

     Alan Schabhuttl has been employed as an independent sales representative for the automotive industries for the last six years.

     Item 10. Executive Compensation

     The officers and directors of the Company have not and currently are not receiving any direct remuneration from the Company.

     Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of September 30, 1996, the number and percentage of shares of the common stock of the Company, owned of record and beneficially, by each officer and directors of the Company and by any other person owning more than 5% of the Company's outstanding common stock and by all officers and directors as a group.

                                   Shares of
Name and Address                  Common Stock                Percentage(1)
----------------                  ------------                ------------

William J. Mueger                     326,000                     11.7%
2609 Grayson Drive
East Meadow, New York 11554

Alan Schabhuttl (2)                   150,000                      3.5%
1779 Henry Road
Merrick, New York 11566

John Joseph & Associates (3)        2,117,050                     49.7%
100 Garden City Plaza
Suite 200
Garden City, New York 11530
---------------------------
     (1) Based on 4,257,199 shares of common stock outstanding.

     (2) Barbara Schabhuttle, wife of Alan Schabhuttl, owns 150,000 shares of the Registant's common stock.

     (3) Mr. Mueger is the President John Joseph & Associates, Inc.

Item. 11 Certain Relationships and Related Transactions
         ----------------------------------------------
     On September 30, 1996, William J. Mueger, President, received 326,000 shares of common stock in consideration for the payment of $16,900 in expenses by the Company's President on its behalf.

                             N G T ENTERPRISES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                                         September 30,
                                                             1996
                                                         -------------
                                     Assets
Cash                                                           $-0-


Total assets                                                   $-0-
                                                               ====

Liabilities and  Stockholders Equity
Current liabilities
  Accounts payable
  Total liabilities                                            $-0-
                                                               ====

Stockholders' Equity
  Common stock-$.0001 par value each,
  authorized  12,000,000 shares;
  the number of shares of outstanding
  at September 30, 1996 was
  4,257,199 shares                                             $426
  Additional paid in capital                                 16,867
  Deficit accumulated during development stage              (17,293)
                                                            --------
Total stockholders equity                                      $-0-
                                                            --------
Total liabilities and stockholders equity                      $-0-
                                                            ========







                 See accompanying notes to financial statements.

                             N G T ENTERPRISES, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                 For the year  For the year  For the period from
                                    ended        ended        December 1, 1992
                                 September 30, September 30, (reorganization) to
                                     1995         1996        September 30, 1996
                                 ------------  ------------  -------------------

Income                                $-0-          $-0-               $-0-


Operations:
  General and administration           -0-        16,900             16,900
  Amortization                         -0-           -0-                -0-
                                       ---        ------             ------
Total expense                         $-0-       $16,900            $16,900

Net Profit (Loss)
      from operations                 $-0-      $(16,900)          $(16,900)
                                      ====      =========          =========
Net income per share                  $-0-          $-0-               $-0-
                                      ====      =========          =========
Total number of shares
      outstanding                4,257,199     4,257,199          4,257,199
                                 =========     =========          ==========









                 See accompanying notes to financial statements.

                             N G T ENTERPRISES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                           For the year   For the year        For the period
                              ended          ended           December 1, 1992
                           September 30,  September 30,      (reorganization)
                              1995            1996         to September 30, 1996
                           -------------  -------------    ---------------------

CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net profit (loss)               $-0-       $(16,900)              $(16,900)
  Amortization                     -0-            -0-                    -0-
                                  ----       ---------              ---------
TOTAL CASH FLOWS FROM              -0-        (16,900)               (16,900)
   OPERATIONS

CASH FLOWS FROM FINANCING
   ACTIVITIES
   Sale of Common stock                        16,900                 16,900
                                               ------                 ------
TOTAL CASH FLOWS FROM              -0-         16,900                 16,900
  FINANCING ACTIVITIES


NET INCREASE (DECREASE) IN         -0-            -0-                    -0-
   CASH
CASH BALANCE BEGINNING OF          -0-            -0-                    -0-
                                   ---            ---                    ---
   PERIOD
CASH BALANCE END OF               $-0-           $-0-                   $-0-
   PERIOD                         ====           ====                   ====



                See accompanying notes to financial statements.

                             N G T ENTERPRISES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                     Deficit
                                                    Accumulated
                                      Additional     During
                 Common     Common     Paid-in      Development
   Date          Stock      Stock      Capital         Stage           Total
   ----          -----      ------    ----------    -----------        -----
01-01-1993    3,930,926      $393        $-0-          $(393)           $-0-
09-30-1994          273
              ---------      ----        ----          ------           ----
09-30-1994    3,931,199       393         -0-           (393)            -0-
              =========       ===         ===           ====             ===

09-30-1995    3,931,199      393                        (393)            -0-

09-30-1996      326,000       33       16,867                         16,900
09-30-1996     Net loss                              (16,900)        (16,900)
               --------      ---       ------        --------        --------
09-30-1996    4,257,199     $426      $16,867       $(17,293)           $-0-
              =========     ====      =======       =========         =======
















                See accompanying notes to financial statements.

                             N G T ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1996

       Note 1. Organization of Company and Issuance of Common Stock
               ----------------------------------------------------
       a. Creation of the Company

       N G T Enterprises, Inc. (the "Company") was formed under the laws of the state of Delaware on October 13, 1982 as Nuclear & Genetic Technology, Inc. The Company is authorized to issue 12,000,000 shares of common stock with a par value of $.0001 per share.

       b. Description of the Company

       The Company is considered to be a development stage company since December 1, 1992 with no operating history. The Company is dependent upon the resources of the Company's management for its continued existence. The Company will also be dependent upon its ability to raise additional capital to engage in any business activity. Since its reorganization, the Company's activities have been limited to the seeking of a new business.

       c. Issuance of Common Stock

       On September 30, 1996, the Company issued 326,000 shares of its common stock in consideration for the payment of $16,900 in expenses by the Company's President on its behalf.

       Note 2. Summary of Significant Accounting Policies
               ------------------------------------------
       a. Basis of Financial Statement Presentation

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had no operations since December 1, 1992. The Company is dependent upon the resources of the Company's management for its continued existence. The accompanying balance sheet for September 30, 1996 and financial statements for the years from September 30, 1995 and 1996, did not reflect any adjustments relating to the recoverability and classifications of recorded assets or the amounts and classifications of liabilities which might be necessary in the event the Company cannot continue in existence. The Company will also be dependent upon its ability to raise additional capital to engage in any business activity. Since its reorganization, the Company's activities have been limited to the seeking of a new business.

       The financial statements presented consist of the balance sheet of as of September 30, 1996 and the related statements of operations, retained earnings and cash flows for the years ended September 30, 1995 and 1996.

       b.  Earnings per share

       Earnings per share have been computed on the basis of total number of shares outstanding. For the year ended September 30, 1996 was 4,257,199.

                             N G T ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1996

       c.  Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Note 3. Related Party Transactions
               --------------------------
       a. Issuance of stock

       On September 30, 1996, the Company issued 326,000 shares of common stock in consideration for the payment on its behalf of $16,900 in expenses by its president.

       b. Leased Office Space

       The Company occupies office space of an affiliate of its president at 100 Garden City Plaza , Suite 200, Garden City, New York 11530 on a month to month basis at a rent of $500 per month.

       Note 4. Income Taxes
                -----------
       The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of September 30, 1996 the Company had no material current tax liability, deferred tax assets, or liabilities.

       Note 5. Development Stage Company
               -------------------------
       The Company is considered to be a development stage company since December 1,1992 with no operating history. The Company is dependent upon the resources of the Company's management for its continued existence. The Company will also be dependent upon its ability to raise additional capital to engage in any business activity. Since its reorganization, the Company's activities have been limited to seeking a new business to develop or acquire.

       Note 7. Litigation
               ----------
       For the years ended September 30,1995 and 1996, the Company has not be involved in litigation nor, is any litigation pending.

Item 2.  Management's Discussion and Analysis of Plan of Operation
         Results of Operations
         ---------------------------------------------------------
For the twelve months ended September 30, 1996 as compared to the twelve months ended September 30, 1995. Sales, costs of goods sold and gross profit were $-0-both for the twelve months ended September 30, 1995 and 1996. For the year ended September 30, 1996, the Company expended $16,900 as general and administraive expenses consisting of rent for $6,000, utilities and communications for $1,000, accounting of $3,000, legal of $1,000 and due diligence, including travel and related expenses of $5,900. The activities of the Company during for the twelve months ended September 30, 1995 and 1996 consisted preparing and filing corporate income tax returns and filings submitted to the Securities and Exchange Commission and, during fiscal 1996, the search for a new target business. Liquidity And Capital Resources

       As of September 30, 1996, the Company's working capital was a $-0-. The Company's president has provided the necessary funds to sustain the Company's existence.