Form 10KSB/A
period 1996-09-30
IMN FINANCIAL CORP
filed 1997-06-19
CIK 353646

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 2054
--------------------------------------------------------------------------------
                                 FIRST AMENDMENT
                                       TO
                                   FORM 10KSB

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

                                THOMAS P. MONAHAN
                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (201)-790-8775
                               Fax (201) 790-8845

To The Board of Directors and Shareholders of NGT Enterprises, Inc. (a development company)

     I have audited the accompanying balance sheet of NGT Enterprises, Inc. (a development stage company) as of September 30, 1996 and the related statements of operations, cash flows and shareholders' equity for the years ended September 30, 1995 and 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NGT Enterprises, Inc. (a development stage company) as of September 30, 1996 and the related statements of operations, shareholders' equity and cash flows for the years ended September 30, 1995 and 1996 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that NGT Enterprises, Inc. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company is dependent upon the resources of the Company's management for its continued existence. Since its reorganization, the Company's activities have been limited to the seeking of a new business purpose and the sale of shares of common stock in connection with its reorganization. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of NGT Enterprises, Inc. (a development stage company) to continue as a going concern.


                                          /s/ Thomas P. MOnahan
                                          ----------------------
                                          Thomas P. Monahan, CPA
December 16, 1996
Paterson, New Jersey

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