Form 10QSB
period 1997-06-30
IMN FINANCIAL CORP
filed 1997-10-29
CIK 353646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        For Quarter Ended: June 30, 1997

                         Commission File No.: 2-72849-NY

                              IMN FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
                        --------------------------------
                          (State or other jurisdiction
                       of incorporation or organization)

                                   11-2558192
                                   ----------
                                (I.R.S. Employer
                               Identification No.)

                  520 Broadhollow Road Melville, New York 11746
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (516) 844-9805
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

    NGT Enterprises, Inc. 100 Garden City Plaza, Garden City, New York 11350
    ------------------------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ] .

     Indicate the number of shares outstanding of each of the registrant's classes of stock as of August 15, 1997:

     Common stock, $.001 par value - 23,686,700 shares outstanding.

Item 1.  Financial Statements

     The condensed financial statements for the period ended June 30, 1997 included herein have been prepared by IMN Financial Corp., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of operations and cash flows for the nine-month periods ended June 30, 1996 and 1997.

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

    IMN FINANCIAL CORP. (formerly NGT Enterprises, Inc.) AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Item I - FINANCIAL STATEMENTS (Unaudited)

                                                                         Page

Condensed Consolidated Balance Sheets..................................   4-5

June 30, 1997 and September 30, 1996
     Condensed  Consolidated  Statement of Income
     Nine Months Ended June 30, 1997 and 1996
     Three Months Ended June 30, 1997 and 1996.........................   6-7

Condensed Consolidated Statement of Cash Flows
     Nine Months Ended June 30, 1997 and 1996..........................   8-9

Condensed Consolidated Statement of Stockholders Equity................    10

Notes to Financial Statements.......................................... 11-12

Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS.........................    13

PART II - OTHER INFORMATION............................................    14

SIGNATURES.............................................................    15

Exhibit A - Proforma Condensed Consolidated Statement of Income for the Nine Months Ended June 30, 1997 and 1996

Exhibit B - Form 8-K dated May 5, 1997 (incorporated by reference)

Exhibit C - Form 8-K dated August 1, 1997 (incorporated by reference)

Exhibit 27 - Financial Data Schedule.................................     16

                               IMN FINANCIAL CORP.
                        (formerly NGT Enterprises. Inc.)
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                6/30/97            9/30/96
                                               Unaudited           Audited
                                               ---------           -------

Current Assets
  Cash                                       $   232,333       $         0
  Mortgage inventory                          16,253,149
  Points and fees receivable                     368,100
  Subscription receivable                      6,600,000
  Other current receivables                      144,967
  Marketable securities                        5,000,000
  Investments                                    660,293
  Prepaid expenses                             1,798,493
                                             ------------      ------------
     Total Current Assets                     31,057,335                 0

Fixed Assets
  Property and equipment - net                   489,795                 0

Other Assets
  Mortgage receivable                          2,296,229
  Intangible assets - net                        694,649
  Other assets                                    69,994
                                             ------------      ------------
     Total Other Assets                        3,060,872                 0

Total Assets                                 $34,608,022       $         0
                                             ============      ============

                              IMN FINANCIAL CORP.
                        (formerly NGT Enterprises, Inc.)
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                       LIABILITIES & STOCKHOLDERS' EQUITY


                                                6/30/97            9/30/96
                                               Unaudited           Audited
                                               ---------           -------

Current Liabilities
  Accounts payable and accrued expenses      $ 1,902,274       $         0
  Warehouse lines of credit                   15,880,615
  Borrowers escrow funds                         364,621
  Capital lease obligations                      146,470
  Due to related party                         2,196,436
  Deferred income                                280,809
                                             ------------      ------------
     Total Current Liabilities                20,771,225                 0

Long-Term Liabilities
  Other liabilities                                5,374                 0

Stockholders' Equity
  Preferred stock - authorized 5,000,000
     shares $.001 par value per share                  0                 0

  Common stock - authorized 45,000,000
     shares, $.001 par value per share,
     the number of shares outstanding
     at June 30, 1997 and September 30,
     1996 was 23,686,700 and 4,257,199,
     respectively.                                 2,369               426

  Additional paid in capital                  13,639,304            16,867
  Retained earnings                              189,730           (17,293)
                                             ------------      ------------
Total Stockholders' Equity                    13,831,403                 0
                                             ------------      ------------
Total Liabilities and Stockholders' Equity   $34,608,002       $         0
                                             ============      ============

                              IMN FINANCIAL CORP.
                        (formerly NGT Enterprises' Inc.)
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                             Three Months     Three Months
                                                Ended            Ended
                                               6/30/97          6/30/96
                                             ------------     ------------

Operating Income
  Points, Fees and Premium Income            $ 2,296,774       $         0
  Interest Income                                150,138                 0
                                             ------------      ------------
     Total Operating Income                    2,446,912                 0
                                             ------------      ------------
Operating Expenses

  Field and Direct Expenses                    1,052,301                 0
  Interest Expense                               171,480                 0
                                             ------------      ------------
     Total Operating Expenses                  1,223,781                 0
                                             ------------      ------------
Gross Profit                                   1,223,131                 0

General and Administrative Expenses            1,014,608             2,000
                                             ------------      ------------
Income (Loss) from Operations                    208,523            (2,000)

Other Income (Expenses)                                0                 0
                                             ------------      ------------
Income (Loss) before Provision
  for Income Taxes                               208,523            (2,000)

Provision for Income Taxes                             0                 0
                                             ------------      ------------
Net Income (Loss)                            $   208,523       $    (2,O00)
                                             ============      ============

                              IMN FINANCIAL CORP.
                        (formerly NGT Enterprises, Inc.)
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                       FOR THE NINE MONTHS ENDED JUNE 30
                  (SIX MONTHS ENDED JUNE 30 FOR SUBSIDIARIES)

                                                 1997               1996
                                              -----------      -----------

Operating Income
  Points, Fees and Premium Income            $ 5,158,512       $ 2,777,121
  Interest Income                                389,646           220,445
                                             ------------      ------------
     Total Operating Income                    5,548,158         2,997,566
                                             ------------      ------------
Operating Expenses

  Field and Direct Expenses                    2,371,180         1,687,850
  Interest Expense                               440,530           271,391
                                             ------------      ------------
     Total Operating Expenses                  2,811,710         1,959,241
                                             ------------      ------------
Gross Profit                                   2,736,448         1,038,325

General and Administrative Expenses            2,821,810         1,446,538
                                             ------------      ------------
Income (Loss) from Operations                    (85,362)         (408,213)

Other Income (Expenses)                                0           426,278
                                             ------------      ------------
Income (Loss) before Provision
  for Income Taxes                               (85,362)           18,065

Provision for Income Taxes                             0             4,321
                                             ------------      ------------
Net Income (Loss)                            $   (85,362)       $   13,744
                                             ============      =============

Weighted Average Number of
  Shares Outstanding                           5,503,629         3,931,199

Net Income per Share                         $   (0.0155)       $   0.0035

 .                              IMN FINANCIAL CORP.
                        (formerly NGT Enterprises, Inc.)
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                              Nine Months      Nine Months
                                                 Ended            Ended
                                                6/30/97          6/30/96
                                              -----------      -----------
Cash Flows From Operating Activities
  Net Income (Loss)                          $   207,023        $  (13,415)
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Amortization                                 29,219                 0
     Depreciation                                 25,316                 0
  Changes in assets and liabilities           (5,421,784)           13,415
                                             ------------       -----------
Net cash provided (used)
  by operating activities                     (5,160,226)                0
                                             ------------       -----------

Cash Flows From Investing Activities
  Purchase of fixed assets                       (31,515)                0
  Purchase of intangible assets                 (209,153)                0
  Mortgages originated - net                 (35,195,259)                0
  Mortgages sold                              37,743,126                 0
                                             ------------       -----------
Net cash provided by investing activities      2,307,199                 0
                                             ------------       -----------

Cash Flows From Financing Activities
  Advances from related parties                   492,533                0
  Proceeds from warehouse line of credit       34,843,306                0
  Repayments of warehouse line of credit      (32,366,825)               0
  Collection of notes receivable                    1,886                0
  Reduction of capital lease obligations           (2,301)               0
                                             -------------     ------------
Net cash provided by financing activities       2,968,599                0
                                             -------------     ------------

Net increase (decrease) in cash
  and equivalents                                 115,572                0
                                             -------------     ------------
Cash balance at beginning of period               116,761                0
                                             -------------     ------------
Cash balance at end of period                $    232,333      $         0
                                             =============     ============

 .                              IMN FINANCIAL CORP.
                        (formerly NGT Enterprises, Inc.)
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                              Nine Months      Nine Months
                                                 Ended            Ended
                                                6/30/97          6/30/96
                                              -----------      -----------

Supplemental Disclosures:

  Interest expense                           $    171,480      $         0
                                             =============     ============

  Income taxes                               $          0      $         0
                                             =============     ============

                               IMN FINANCIAL CORP.
                        (formerly NGT Enterprises, Inc.)
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

               Common      Common      Additional
                Stock      Stock         Paid-In         Retained
Date          (Shares)      ($)          Capital         Earnings       Total
----          --------    --------      ----------       ---------    ----------

10/01/93     3,930,926     $  393       $       0        $   (393)  $         0
09/30/94           273                                                        0
             ---------     -------      ----------       ---------  ------------
             3,931,199        393               0            (393)            0

09/30/96       326,000         33          16,867                        16,900

09/30/96      Net loss                                    (16,900)      (16,900)
             ---------    --------    ------------       ---------   -----------
             4,257,199        426          16,867         (17,293)            0

05/05/97(1) (3,192,899)      (319)            319               0             0

05/05/97(2) 20,221,700      2,022       7,173,020               0     7,175,042

05/19/97(3)  1,100,000        110       3,300,000               0     3,300,110

06/04/97(4)    200,000         20        (150,902)                     (150,882)

06/24/97(3)  1,100,000        110       3,300,000                     3,300,110

06/30/97    Net income                                    207,023       207,023
            ----------    ---------   -----------        ---------  ------------
            23,686,000    $  2,369    $13,639,304        $189,730   $13,831,403

(1)  Stock split preceding transaction #2 (below).

(2)  Shares of common stock issued, valued at $.21 per share (Note 3).

(3)  Shares of common stock issued, valued at $3.00 per share (Note 4).

(4)  Shares of common stock issued, valued at $5.00 per share.

                               IMN FINANCIAL CORP.
                        (formerly NGT Enterprises, Inc.)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It should be noted that the Registrant was involved in a reverse acquisition, as disclosed in Note 3 below, and that certain required disclosures are included herein on the Company's Form 8-K, dated May 5, 1997, marked Exhibit B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the Company for the nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1997.

NOTE 2 - EARNINGS PER SHARE

     Earnings per share have been computed on the basis of the total weighted average number of shares outstanding at June 30, 1997.

                                                 June 30, 1997    June 30, 1996
                                                 -------------    -------------

Number of shares outstanding - start of period      1,064,300        3,931,199

Increases in shares                                22,621,700                0
                                                 -------------    -------------

Number of shares outstanding - end of period       23,686,000        3,931,199
                                                 =============    =============

Weighted average number of shares outstanding       5,503,629        3,931,199
                                                 =============    =============

NOTE 3 - ACQUISITIONS

     On May 5, 1997, the Company acquired 100% of the outstanding common stock of Donald Henig, Inc., First Equities Commercial Corp., First Equities Service Corp. and holdings in the Aristocrat Endeavor Fund from IMN Equities, Inc. for 20,221,700 shares of its common stock. This item is explained more fully in the Company's Form 8-K dated August 1, 1997 attached hereto as Exhibit C.

     On August 1, 1997, the Company acquired 100% of the outstanding common stock of Green Shield Mortgage Corporation ("GSM"). In consideration for the acquisition of GSM, the Company delivered to the principal of GSM: 1) 144,906 shares of the Company's common stock in the name of the principal; 2) the Belansen note receivable as set forth on the December 31, 1996 financial statement of GSM, valued at approximately $147,000 as of August 1, 1997; and 3) direct payment of the principal in the amount of $350,000. This item is explained more fully in the Company's Form 8-K dated August 1, 1997 referred to herein as Exhibit C.

                               IMN FINANCIAL CORP.
                        (formerly NGT Enterprises, Inc.)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
NOTE 4 - CONSULTING ARRANGEMENTS

     In May of 1997, the Company entered into consulting agreements with various companies. In exchange for certain consultation services, each agreement called for the issuance of 1,100,000 nonstatutory options exercisable at $3.00 per share. Both options were exercised pursuant subscription agreements on May 19, 1997 and June 24, 1997, respectively.

NOTE 5 - PROFORMA FINANCIAL STATEMENT

     The proforma financial statement included herewith presents the results of operations as if the acquisition of DHI took place on the first day of the current fiscal year.

                               IMN FINANCIAL CORP.
                        (formerly NGT Enterprises, Inc.)
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS - JUNE 30, 1997 VS. JUNE 30, 1996
-------------------------------------------------------

     The increase in revenue, operating expenses, gross profit, general and administrative expenses and net income (loss) for both the nine months ended June 30, 1997 and the three months ended June 30, 1997, versus the same periods in 1996, are completely due to the acquisition by the Company of Donald Henig, Inc., an active mortgage banker, in May of 1997.

RESULTS OF OPERATIONS (PROFORMA) - JUNE 30, 1997 VS. JUNE 30, 1996
------------------------------------------------------------------

     The increase in revenue, operating expenses, gross profit, general and administrative expenses and net income (loss) for the proforma nine months ended June 30, 1997, versus the proforma nine months ended June 30, 1996 was due to the expansion program of the Company, through its subsidiary, Donald Henig, Inc. Under this program, the Company opened several new branch offices in New York State as well as expanding into several new states.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company believes that current operations will provide adequate cash flow to meet current obligations. The Company has $6,600,000 in subscription receivables and marketable securities of $5,000,000 as its present capital resources. Management believes that these resources provide adequate working capital for the Company.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     The exhibits filed as part of this report are listed below.


     Exhibit No.                          Description
     -----------                          -----------

        A              Proforma Condensed Consolidated Statement of
                         Income for the Nine Months Ended
                         June 30, 1997 and 1996

        B               Form 8-K dated May 5, 1997 (incorporated by reference

        C               Form 8-K dated August 1, 1997 (incorporated by reference

       27               Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            IMN FINANCIAL CORP.


Dated: August 15, 1997                      By: /s/Edward Capuano
                                            -------------------------
                                               Edward Capuano
                                               President
                                               Principal Executive Officer
                                               Principal Financial Officer