Form 10-QT
period 1996-12-31
IMN FINANCIAL CORP
filed 1997-11-17
CIK 353646

                                      FORM 10-Q
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

    For The Transition Period:  October 1, 1996 to December 31,1996   File No.:
                                     2-72849-NY

                                 IMN FINANCIAL CORP.
                          (formerly N G T Enterprises, Inc.)
                (Exact name of registrant as specified in its charter)

            DELAWARE                                 11-2558192
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)

           520 BROADHOLLOW ROAD       MELVILLE        NEW YORK        11746
                       (Address of principal executive offices)

                                    (516) 844-9805
                 (Registrant's telephone number, including area code)

                               N G T ENTERPRISES, INC.
   100 GARDEN CITY PLAZA    SUITE 200    GARDEN CITY    NEW YORK    11350
            (Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .
                                        -

Indicate the number of shares outstanding of each of the registrant's classes of stock as of

December 31, 1996:

Common stock, $.0001 par value - 4,257,199 shares outstanding.

                IMN FINANCIAL CORP. (FORMERLY N G T ENTERPRISES, INC.)
                                      FORM 10-Q




                                        INDEX

PART I - FINANCIAL INFORMATION

    Item I - FINANCIAL STATEMENTS (Unaudited)

           Condensed Balance Sheets -
              December 31, 1996 and 1995                                      1
           Condensed Statement of Income -
              Transition Period October 1, 1996 to December 31, 1996
              Three Months Ended December 31, 1995                            2
           Condensed Statement of Cash Flows -
              Transition Period October 1, 1996 to December 31, 1996

              Three Months Ended December 31, 1995                            3

           Condensed Statement of Stockholders Equity                         4
           Notes to Financial Statements                                    5-6

PART II - OTHER INFORMATION                                                  7-8

SIGNATURES                                                                     9

                IMN FINANCIAL CORP. (FORMERLY N G T ENTERPRISES, INC.)

                                    FORM 10 - Q

                               CONDENSED BALANCE SHEETS


                                        ASSETS


                                                    12/31/96        12/31/95
                                                   (Unaudited)     (Unaudited)
                                                   -----------     -----------

TOTAL ASSETS                                         $      0         $   0
                                                     ========         =====

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Officer loan payable                               $  1,500         $   0

STOCKHOLDERS' EQUITY
  Common stock - authorized 12,000,000 shares,
    $.0001 par value per share, the number of
    shares outstanding at December 31, 1996 and
    1995 was 4,257,199 and 3,931,199,
    respectively.                                         426           393
  Additional paid in capital                           16,867             0
  Retained earnings                                   (18,793)         (393)
                                                     --------         -----

    Total Stockholders' Equity                         (1,500)            0
                                                     --------         -----

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $      0         $   0
                                                     ========         =====


                   See accompanying notes to financial statements.

                IMN FINANCIAL CORP. (FORMERLY N G T ENTERPRISES, INC.)

                                    FORM 10 - Q

                            CONDENSED STATEMENT OF INCOME
                                     (Unaudited)


                                                  Transition      For the
                                                    Period      Three Months
                                                  10/1/96 to       Ended
                                                   12/31/96       12/31/95
                                                 ------------  --------------

Income                                            $        0     $        0

General and Administrative Expenses                    1,500              0
                                                  ----------     ----------

Income (Loss) from Operations                         (1,500)             0

Other Income (Expenses)                                    0              0
                                                  ----------     ----------

Income (Loss) before Provision for Income Taxes       (1,500)             0

Provision for Income Taxes                                 0              0
                                                  ----------     ----------

Net Income (Loss)                                 $   (1,500)    $        0
                                                  ==========     ==========

Weighted Average Number of Shares Outstanding      4,257,199      3,931,199
                                                  ==========     ==========

Net Income per Share                                 (0.0365)    $        0
                                                  ==========     ==========


                   See accompanying notes to financial statements.

                IMN FINANCIAL CORP. (FORMERLY N G T ENTERPRISES, INC.)

                                    FORM 10 - Q

                          CONDENSED STATEMENT OF CASH FLOWS
                                     (Unaudited)


                                                  Transition      For the
                                                    Period      Three Months
                                                  10/1/96 to       Ended
                                                   12/31/96       12/31/95
                                                 ------------  --------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                $(1,500)       $      0
  Changes in assets and liabilities                  1,500               0
                                                   -------        --------

Net cash provided by operating activities                0               0
                                                   -------        --------

Net increase in cash and equivalents                     0               0

Cash Balance at Beginning of Period                      0               0
                                                   -------        --------

Cash Balance at End of Period                      $     0        $      0
                                                   =======        ========

SUPPLEMENTAL DISCLOSURES:
  Interest expense                                 $     0        $      0
                                                   =======        ========

  Income taxes                                     $     0        $      0
                                                   =======        ========


                   See accompanying notes to financial statements.

                IMN FINANCIAL CORP. (FORMERLY N G T ENTERPRISES, INC.)

                                    FORM 10 - Q

                      CONDENSED STATEMENT OF STOCKHOLDERS EQUITY
                                     (Unaudited)


            COMMON      COMMON     ADDITIONAL
            STOCK       STOCK       PAID-IN     RETAINED
   DATE    (SHARES)       ($)       CAPITAL     EARNINGS        TOTAL
-------    ----------   ------     ----------  ----------     ---------

10/1/93    3,930,926     $393       $     0     $   (393)     $      0

9/30/94          273                                                 0
          -----------    ----       -------     --------      --------
           3,931,199      393             0         (393)            0

12/31/95   Net income                                  0
          -----------    ----       -------     --------      --------

           3,931,199      393             0         (393)            0

9/30/96      326,000       33        16,867                     16,900

9/30/96    Net loss                              (16,900)      (16,900)
          -----------    ----       -------     --------      --------

           4,257,199      426        16,867      (17,293)            0

12/31/96   Net loss                               (1,500)       (1,500)
          -----------    ----       -------     --------      --------

           4,257,199     $426       $16,867     $(18,793)     $ (1,500)
          ===========    ====       =======     ========      ========


                   See accompanying notes to financial statements.

                IMN FINANCIAL CORP. (FORMERLY N G T ENTERPRISES, INC.)
                                     FORM 10-Q

                       NOTES TO CONDENSED FINANCIAL STATEMENTS


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

     It should be noted that the Company has filed Form 8-K on May 5, 1997 and August 1, 1997, respectively, relating to acquisitions subsequent to December 31, 1996 (Note 3). The Company has also filed Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997, respectively. The Company will file an additional Form 8-K on September 15, 1997 as a result of changes in its certifying accountant and fiscal year end, respectively. Any disclosures not contained herein are contained in each of the above filings.

     This transition report for the period October 1, 1996 to December 31, 1996 is the result of the change in the Company's fiscal year from September 30 to December 31, retroactive to December 31, 1996.

NOTE 2 - EARNINGS PER SHARE

     Earnings per share have been computed on the basis of the total weighted average number of shares outstanding.

                                                  12/31/96       12/31/95
                                                  --------       --------
Number of shares outstanding - Start Up Period    4,257,199      3,931,199

Increases of shares                                       0              0
                                                  ---------      ---------
Number of shares outstanding - End of period      4,257,199      3,931,199
                                                  =========      =========
Weighted Average Number of Shares Outstanding     4,257,199      3,931,199
                                                  =========      =========

                IMN FINANCIAL CORP. (FORMERLY N G T ENTERPRISES, INC.)

                                     FORM 10-Q

                       NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 1996

     On May 5, 1997, the Company acquired 100% of the outstanding common stock of Donald Henig, Inc. ("DHI"), First Equities Commercial Corp. ("Commercial"), First Equities Service Corp. ("Service") and holdings in the Aristocrat Endeavor Fund from IMN Equities, Inc. for 20,221,700 shares of its common stock. This item is explained more fully in the Company's 8-K dated May 5, 1997.

     On August 1, 1997, the Company acquired 100% of the outstanding common stock of Green Shield Mortgage Corporation ("GSM"). In consideration for the acquisition of GSM , the Company delivered to the principal of GSM: 1) One hundred forty four thousand nine hundred six (144,906) shares of the Company's common stock in the name of the principle; 2) the Belansen note receivable as set forth on the December 31, 1996 financial statement of GSM, valued at approximately one hundred forty seven thousand dollars ($147,000) as of August 1, 1997; and 3) direct payment to the principal in the amount of three hundred fifty thousand dollars ($350,000). This item is explained more fully in the Company's 8-K, dated August 1, 1997.

                             PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

       No changes to previously reported information.

ITEM 2 - CHANGES IN SECURITIES

       None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5 - OTHER INFORMATION

       None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a) Reference has been made to the reports and filings:

                Form 10-QSB for the quarter ended March 31, 1997

                Form 8-K, dated May 5, 1997

                Form 10-QSB for the quarter ended June 30, 1997

                Form 8-K, dated August 1, 1997

                Form 8-K, dated September 15, 1997

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IMN FINANCIAL CORP. AND SUBSIDIARIES.

Dated: September 15, 1997               /s/ EDWARD CAPUANO
                                        ---------------------------------
                                        EDWARD CAPUANO - President and Principal
                                          Executive Officer and Principal
                                          Financial Officer