Form 10QSB
period 1997-09-30
IMN FINANCIAL CORP
filed 1997-11-19
CIK 353646

                                     FORM 10-QSB

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

             For Qtr. Ended:  September  30, 1997  File No.: 2-72849-NY

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X.   No  .
                                         ___

Indicate the number of shares outstanding of each of the registrant's classes of stock as of

November 17, 1997:

Common stock, $.001 par value - 23,957,917 shares outstanding.

       IMN FINANCIAL CORP. (FORMERLY N G T ENTERPRISES, INC.) AND SUBSIDIARIES
                                     FORM 10-QSB




                                        INDEX


PART I - FINANCIAL INFORMATION

    Item I - FINANCIAL STATEMENTS (Unaudited)

    Condensed Consolidated Balance Sheets -
         September  30, 1997 and September 30, 1996                         3-4
    Condensed Consolidated Statement of Income -
         Nine Months Ended September  30, 1997 and 1996                       5
         Three Months Ended September  30, 1997 and 1996                      6

    Condensed Consolidated Statement of Cash Flows -
         Nine Months Ended September  30, 1997 and 1996                     7-8

    Condensed Consolidated Statement of Stockholders Equity                   9
    Notes to Financial Statements                                         10-12

    Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                           13

PART II - OTHER INFORMATION                                                  14

    Exhibit 27   -    Financial Data Schedule

    Exhibit 99.1 -    Proforma Condensed Consolidated Statement of
                      Income for the Nine Months
                      Ended September  30, 1997 and 1996


SIGNATURES                                                                   15

       IMN FINANCIAL CORP. (FORMERLY N G T ENTERPRISES, INC.) AND SUBSIDIARIES
                                    FORM 10 - QSB

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                        ASSETS




                                          9/30/97               9/30/96
                                        Unaudited               Audited
                                     ------------             ---------

ASSETS

    Cash                             $    725,620             $       0
    Mortgage inventory                 23,170,998
    Points and fees receivable            671,113
    Stock subscription receivable       4,894,488
    Other current receivables             477,916
    Marketable securities               5,000,000
    Investments                           660,293
    Prepaid expenses                    2,142,222
    Property and equipment - net         989,6130                     0
    Mortgage receivable                 2,290,574
    Intangible assets - net             2,155,735
    Other assets                           91,869
                                     ------------             ---------
    Total Assets                     $ 43,270,441             $       0
                                     ------------             ---------
                                     ------------             ---------

   IMN FINANCIAL CORP. (FORMERLY N G T ENTERPRISES, INC.) AND SUBSIDIARIES

                                    FORM 10 - QSB


                         CONDENSED CONSOLIDATED BALANCE SHEET

                          LIABILITIES & STOCKHOLDERS' EQUITY



                                              9/30/97           9/30/96
                                            Unaudited           Audited
                                         ------------     -------------

LIABILITIES
    Accounts payable and accrued expenses   $ 2405,325     $          0
    Warehouse lines of credit               22,563,966
    Borrowers escrow funds                     306,930
    Capital lease obligations                  330,740
    Due to related party                     2,504,488
    Deferred income                            348,259
    Other liabilities                              966
                                          ------------    -------------
         Total Liabilities                  28,460,674                0

Stockholders' Equity
    Preferred stock - authorized
      5,000,000 shares
      $.001 par value per share                      0                0
    Common stock - authorized 45,000,000
      shares, $.001 par value per share,
      the number of shares outstanding at
      September 30, 1997 and
      September 30, 1996 - 23,957,917 and
      4,257,199, respectively.                   2,396             426
     Additional paid in capital             14,715,858          16,867
     Retained earnings                          91,513         (17,293)
                                          ------------    -------------

         Total Stockholders' Equity         14,809,767                0
                                          ------------    -------------


TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                  $ 43,270,441    $           0
                                          ------------    -------------
                                          ------------    -------------

       IMN FINANCIAL CORP. (FORMERLY N G T ENTERPRISES, INC.) AND SUBSIDIARIES

                                    FORM 10 - QSB

                      CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                     (Unaudited)




                                          Nine Months       Nine Months
                                                Ended             Ended
                                              9/30/97           9/30/96
                                         ------------     -------------

OPERATING INCOME
    Points, Fees and Premium Income       $ 6,757,052     $           0
    Interest Income                           702,909                 0
                                         ------------     -------------
         Total Operating Income             7,459,961                 0
                                         ------------     -------------

OPERATING EXPENSES
    Field and Direct Expenses               2,243,605                 0
    Interest Expense                          693,035                 0
                                         ------------     -------------
         Total Operating Expenses           2,936,640                 0
                                         ------------     -------------
Gross Profit                                4,523,321                 0
                                         ------------     -------------

General and Administrative Expenses         4,414,515            16,900
                                         ------------     -------------

Income (Loss) from Operations             $   108,806    $      (16,480)

Other Income (Expenses)                             0                 0
                                         ------------     -------------

Income (Loss) before Provision for
  Income Taxes                                108,806           (16,900)
                                         ------------     -------------

Provision for Income Taxes                          0                 0
                                         ------------     -------------

Net Income (Loss)                         $   108,806       $   (16,900)
                                         ------------     -------------
                                         ------------     -------------
Weighted Average Number of Shares
  Outstanding                              10,115,928         3,931,199

Net Income per Share                      $    0.0108      $    (0.0043)
                                         ------------     -------------
                                         ------------     -------------

     IMN FINANCIAL CORP. (FORMERLY N G T ENTERPRISES, INC.) AND SUBSIDIARIES

                                    FORM 10 - QSB

                      CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                     (Unaudited)




                                         Three Months      Three Months
                                             Ended             Ended
                                            9/30/97           9/30/96
                                         ------------     -------------


OPERATING INCOME

    Points, Fees and Premium Income      $  4,460,278     $           0
    Interest Income                           552,771                 0
                                         ------------     -------------

         Total Operating Income             5,013,049                 0
                                         ------------     -------------

OPERATING EXPENSES

    Field and Direct Expenses               1,191,304                 0
    Interest Expense                          521,555                 0
                                         ------------     -------------


         Total Operating Expenses           1,712,859                 0
                                         ------------     -------------

Gross Profit                                3,300,190                 0

General and Administrative Expenses         3,399,907                 0
                                         ------------     -------------

Income (Loss) from Operations                (99,717)                 0

Other Income (Expenses)                             0                 0

Income (Loss) before Provision for
  Income Taxes                               (99,717)                 0

Provision for Income Taxes                          0                 0
                                         ------------     -------------


Net Income (Loss)                          $ (99,717)          $      0
                                         ------------     -------------
                                         ------------     -------------

       IMN FINANCIAL CORP. (FORMERLY N G T ENTERPRISES, INC.) AND SUBSIDIARIES

                                    FORM 10 - QSB

                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)


                                          Nine Months       Nine Months
                                                Ended             Ended
                                              9/30/97           9/30/96
                                         ------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net Income (Loss)                     $   108,806      $   (16,900)

    Adjustments to reconcile net income
      to net cash

         provided by operating activities:

         Amortization                          67,882                 0
         Depreciation                          50,632                 0
    Changes in assets and liabilities     (1,076,102)            16,900
                                         ------------      ------------


Net cash provided (used) by operating
  activities                                (848,782)                 0
                                         ------------      ------------

Cash Flows From Investing Activities

    Purchase of fixed assets                (347,680)                 0
    Purchase of intangible assets           (402,433)                 0
    Mortgages originated - net          (124,537,793)                 0
    Mortgages sold                        115,072,077                 0
                                         ------------      ------------
Net cash provided (used) by investing
  activities                             (10,215,829)                 0
                                         ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES

    Sale of common stock                    1,705,512                 0
    Advances from related parties             800,585                 0
    Proceeds from warehouse line
      of credit                           113,122,588                 0
    Repayments of warehouse line
      of credit                         (103,962,756)                 0
    Collection of notes receivable              7,541                 0
                                         ------------      ------------
Net cash provided by financing activities  11,673,470                 0
                                         ------------      ------------
Net increase (decrease) in cash
  and equivalents                            608,859                  0


Cash Balance at Beginning of Period           116,761                 0
                                         ------------      ------------

Cash Balance at End of Period            $    725,620       $         0
                                         ------------      ------------
                                         ------------      ------------

       IMN FINANCIAL CORP. (FORMERLY N G T ENTERPRISES, INC.) AND SUBSIDIARIES

                                    FORM 10 - QSB

                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)


                                          Nine Months       Nine Months
                                              Ended             Ended
                                            9/30/97           9/30/96
                                         ------------      ------------

SUPPLEMENTAL DISCLOSURES:

    Interest expense                       $  693,035         $       0
                                         ------------      ------------
                                         ------------      ------------

    Income taxes                           $        0         $       0
                                         ------------      ------------
                                         ------------      ------------

    Assets acquired thru the issuance
      of common

        stock                              $5,971,042         $       0
                                         ------------      ------------
                                         ------------      ------------

    Equipment acquired thru capital lease

        obligations                          $181,969         $       0

       IMN FINANCIAL CORP. (FORMERLY N G T ENTERPRISES, INC.) AND SUBSIDIARIES

                                    FORM 10 - QSB

               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                     (Unaudited)


            Common    Common    Additional
            Stock     Stock     Paid-In          Retained
Date       (Shares)     ($)     Capital          Earnings      TOTAL
-------   ---------- -------- -----------     ----------  -----------
10/1/93    3,930,926  $   393      $   0        $   (393)   $       0
9/30/94          273                                                0
          ---------- -------- -----------     ----------  -----------
           3,931,199      393          0            (393)           0

9/30/96      326,000       33     16,867                       16,900
9/30/96    Net loss                              (16,900)     (16,900)
          ---------- -------- -----------     ----------  -----------
           4,257,199      426     16,867         (17,293)           0
12/31/96  Net income                                   0            0
          ---------- -------- -----------     ----------  -----------

           4,257,199      426     16,867         (17,293)           0
(1)5/05/97 (3,192,899)   (319)       319               0            0
(2)5/05/97 20,221,700   2,022  7,173,020               0    7,175,042
(3)5/19/97  1,100,000     110  3,300,000                    3,300,110
(4)6/04/97    200,000      20   (150,902)                    (150,882)
(3)6/24/97  1,100,000     110  3,300,000                    3,300,110
(5)8/01/97    144,906      14    695,535                      695,549
(6)9/16/97    110,344      11    331,021                      331,032
(7)9/18/97     16,667       2     49,998                       50,000
   9/30/97 Net income                            108,806      108,806
          ---------- -------- -----------     ----------  -----------

          23,957,917   $2,396 $14,715,858      $  91,513  $14,809,767
          ---------- -------- -----------     ----------  -----------
          ---------- -------- -----------     ----------  -----------

(1) Stock split preceding transaction #2 (below).

(2) Common shares issued, valued at $.21 per share (Note 3).

(3) Common shares issued, valued at $3.00 per share (Note 4).

(4) Common shares issued, valued at $5.00 per share.

(5) Common shares issued, valued at $4.80 per share (Note 3).

(6) Common shares issued, valued at $3.00 per share (Note 3).

(7) Common shares issued, valued at $3.00 per share (Note 3).

       IMN FINANCIAL CORP. (FORMERLY N G T ENTERPRISES, INC.) AND SUBSIDIARIES

                                    FORM 10 - QSB

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It should be noted that the Registrant was involved in a reverse acquisition, as disclosed in Note 3 below, and that certain required disclosures are included herein on the Company's Form 8-K, dated May 5, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

It should be noted that the Company has filed Form 8-K on May 5, 1997 and August 1, 1997, respectively, relating to acquisitions subsequent to December 31, 1996 (Note 3). The Company has also filed Form 10-QSB for the quarters ended March 31, 1997 and June 30, 1997, respectively. In addition, the Company filed an additional Form 8-K on September 15, 1997 and a transitional Form 10-QT dated December 31, 19965, as a result of changes in its certifying accountant and fiscal year end, respectively. Any disclosures not contained herein are contained in each of the above filings.

NOTE 2 - EARNINGS PER SHARE

Earnings per share have been computed on the basis of the total weighted average number of shares outstanding at September 30, 1997.

                                        September 30,             September 30,
                                             1997                      1996
                                       --------------            --------------
Number of shares outstanding
   - Start Up Period                        1,064,300                 3,931,199

Increases of shares                        22,893,617                         0
                                       --------------            --------------

Number of shares outstanding
   - End of period                         23,957,917                 3,931,199
                                       --------------            --------------
                                       --------------            --------------

Weighted Average Number of Shares
Outstanding                                10,115,928                 3,931,199
                                       --------------            --------------
                                       --------------            --------------

        IMN FINANCIAL CORP. (FORMERLY N G T ENTERPRISES, INC.) AND SUBSIDIARIES

                                    FORM 10 - QSB

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)



NOTE 3 - ACQUISITIONS

On May 5, 1997, the Company acquired 100% of the outstanding common stock of Donald Henig, Inc. ("DHI"), First Equities Commercial Corp. ("Commercial"), First Equities Service Corp. ("Service") and holdings in the Aristocrat Endeavor Fund from IMN Equities, Inc. for 20,221,700 shares of its common stock. This item (a significant acquisition) is explained more fully, along with financial and proforma information in the Company's 8-K-A, dated August 1, 1997, attached hereto.

On August 1, 1997, the Company acquired 100% of the outstanding common stock of Green Shield Mortgage Corporation ("GSM"). In consideration for the acquisition of GSM , the Company delivered to the principal of GSM: 1) One hundred forty four thousand nine hundred six (144,906) shares of the Company's common stock in the name of the principle; 2) the Belansen note receivable as set forth on the December 31, 1996 financial statement of GSM, valued at approximately one hundred forty seven thousand dollars ($147,000) as of August 1, 1997; and 3) direct payment to the principal in the amount of three hundred fifty thousand dollars ($350,000). This item (not a significant acquisition) is explained more fully in the Company's 8-K-A, dated August 1, 1997, attached hereto.

During the quarter ended September 30, 1997, the Company acquired three additional corporations, which individually and collectively are not significant acquisitions. In conjunction with these acquisitions, the Company issued 127,011 shares of the company common stock as part of the purchase price, along with other assets of $226,874.

NOTE 4 - CONSULTING ARRANGEMENT

In May of 1997, the Company entered into S-8 consulting agreements with various companies. In exchange for certain consultation services, each agreement called for the issuance of 1,100,000 options at $3.00. Both options were exercised under a subscription agreement on May 19 and June 24, 1997, respectively.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

NOTE 5 - PROFORMA FINANCIAL STATEMENT

The proforma financial statement included herewith present the results of operations as if the acquisition of DHI took place on the first day of the current fiscal year.

         IMN FINANCIAL CORP. (FORMERLY N G T ENTERPRISES, INC.) AND SUBSIDIARIES

                                    FORM 10 - QSB

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, The Financial Accounting Standards Board issued FASB Statement No. 128, "Earnings Per Share." This new standard establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. FASB Statement No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of earnings for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. FASB Statement No. 128 is effective for financial statements issued for periods ending December 15, 1997, and earlier application is not permitted.

       IMN FINANCIAL CORP. (FORMERLY N G T ENTERPRISES, INC.) AND SUBSIDIARIES

                                    FORM 10 - QSB

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS - SEPTEMBER 30, 1997 VS. SEPTEMBER 30, 1996

The increase of revenue, operating expenses, gross profit, general and administrative expenses and net income (loss) for both the year ended September 30, 1997 and the three months ended September 30, 1997, verses the same periods in 1996, are completely due to the acquisition by the Company of Donald Henig, Inc., an active mortgage banker, in May of 1997, and other subsequent subsidiary acquistions.

RESULTS OF OPERATIONS (PROFORMA) -SEPTEMBER 30, 1997 VS. SEPTEMBER 30, 1996

The increase of revenue, operating expenses, gross profit, general and administrative expenses and net income (loss) for the proforma nine months ended September 30, 1997, verses the proforma nine months ended September 30, 1996 was due to the Company's expansion program. Under this program, the Company opened several new branch offices in New York State as well as expanding into several new states.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that current operations will provide adequate cash flow to meet current obligations. The Company has $4,894,488 in subscription receivables and marketable securities of $5,000,000 as its present capital resources. Management believes that these resources provide adequate working capital for the Company.

                             PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     The exhibits filed as part of this report are listed below.



                                     DESCRIPTION

a) Exhibits

     1 Proforma Condensed Consolidated Statement of Income for the Year Ended September 30, 1997 and 1996

     27        Financial Data Schedule


b) Reports

     *         Form 8-K dated May 5, 1997

     *         Form 8-K-A dated August 1,1997

     *         Form 8-K dated September 16, 1997

     *         Form 10QSB - For the Quarter Ended March 31, 1997

     *         Form 10QSB - For the Quarter Ended June 30, 1997

               Form 10QT - For the Transition Period October 1, 1996 to
     *                 December 31, 1996









     *    Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             IMN FINANCIAL CORP. AND SUBSIDIARIES.



     Dated: November 17, 1997

                                     /s/ EDWARD CAPUANO
                                     _________________________________________
                                     EDWARD CAPUANO - President, Principal
                                     Executive Officer and Principal Financial
                                     Officer