Form 10KSB
period 1997-12-31
IMN FINANCIAL CORP
filed 1998-04-01
CIK 353646

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                   FORM 10-KSB

(Mark One)

[X]  Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to______________

Commission File No. 2-72849-NY

                               IMN FINANCIAL CORP.
                               -------------------
            (Exact name of registrant as specified in its character)

           Delaware                                  11-2558192
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

520 Broadhollow Road Melville, New York                 11747
---------------------------------------                 -----
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code:     (516) 844-9805
                                                         -------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class               Name of each exchange on which registered
-------------------               -----------------------------------------
Applicable                                            None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---    ----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any
amendment to this Form 10-KSB. Yes       No X
                                  ---       ---
           The issuer's net sales for the most recent fiscal year were $.

           The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 27, 1998 was approximately $ 33,103,657.

           As of March 27, 1998 there were 25,188,686 shares of Common Stock, par value $.001 per share, outstanding.

                                     PART I

ITEM 1.  BUSINESS


GENERAL

          IMN Financial Corp., a Delaware corporation, (the "Company") is a holding company which through its subsidiaries provides financial services such as mortgage brokerage and mortgage banking services. The Company's main subsidiary, Island Mortgage Network, Inc. ("Island Mortgage") formerly Donald Henig Inc., is engaged in the business of originating and selling mortgage loans secured primarily by one- to four-family residences. Island Mortgage originates loans through its 42 branch offices located in 17 states throughout the United States and the District of Columbia. The majority of Island Mortgage's loans are made for the purchase of new homes or the refinancing of existing homes. Island Mortgage targets its lending to middle market individuals, although it has mortgage programs which cover the entire spectrum of mortgage lending. Island Mortgage focuses its lending in the FHA Government guaranteed loan market. Approximately 50% of Island Mortgage's loans are FHA and VA loans. A division of Island Mortgage focuses on lending to individuals who have impaired or unsubstantiated credit histories and/or unverifiable income and to individuals with higher loan to value ratios. As a result, Island Mortgage's customers generally are not averse to paying the higher interest rates charged for these type of loan programs as compared to the interest rates charged by conventional loans. This type of loan is generated through the use of direct mail and telemarketing efforts.

          The Company strives to process each loan application received from potential borrowers as quickly as possible in accordance with the Company's loan application approval procedures. Accordingly, most loan applications receive preliminary decisions within 24 hours of receipt and most accepted applications are funded within 30-45 days thereafter. As the Company has expanded the channels through which it originates loans, it has also broadened the types of loans it offers. The Company offers a wide range of loan products, including traditional residential mortgage loans for refinancing, educational, home improvement and debt consolidation purposes, mortgage loans on small multi-family and mixed-use properties, sub-prime loans, adjustable rate mortgage loans and jumbo and super jumbo loans. The Company originates Title I home improvement loans partially insured by the US Department of Housing and Urban Development.

          Island Mortgage sells its loans primarily in the secondary market on a whole loan basis in order to maximize profitability, reduce its exposure to fluctuations in interest rates and to achieve greater liquidity. Through 1997, the Company sold virtually all of its loan production on a whole loan sale basis in private placements to a variety of institutional purchasers. The Company funds its originations through warehouse lines of credit and a standby facility. The Company intends to continue to sell loans primarily through whole loan sales.

          The Company sells all paper loans which it originates on a flow basis and all sub-prime loans on a bulk basis, each on a service-released basis, which maximizes revenues because the Company receives the service-release premium at the time the loan is sold. Since the Company sells all loans which it originates on a service released basis, the Company does not maintain a loan portfolio or a servicing loan portfolio, and has not experienced any loan losses to date.

           The Company's business strategy includes (i) geographic expansion throughout the US, (ii) growth through selected acquisitions, (iii) internal growth and (vii) introduction and expansion of new products.

           HISTORY
           -------

           NGT Enterprises, Inc. was formed under the laws of the state of Delaware on November 14, 1980 as Nuclear & Genetics Technology, Inc. On April 24, 1981, NGT Enterprises, Inc. changed its name to Nuclear & Genetic Technology, Inc. On December 6, 1989 the name was changed back to NGT Enterprises, Inc. On May 5, 1997, NGT Enterprises, Inc. amended its certificate of incorporation to change its name to IMN Financial Corp. The predecessor company was considered to be a development stage company until May 5, 1997 when it acquired all of the assets of Island Mortgage Network, Inc., formerly Donald Henig, Inc. and additional assets. On May 5, 1997, the predecessor company acquired all of the capital stock of Island Mortgage Network, Inc., First Equities Commercial Corp. and First Equities Service Corp., and holdings in the Aristocrat Endeavor Fund from IMN Equities Inc. for 20,221,700 shares of its common stock at a value of $.21 per share. Donald Henig Inc. was incorporated under the laws of the state of New York on December 1, 1992.

           The Company's principal executive offices are located at 520 Broadhollow Road, Suite 200, Melville, New York 11747 (516) 844-9805.

EMPLOYEES

          As of February 5, 1998, the Company had 585 full time employees and 15 part time employees. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


ITEM 2.   PROPERTIES


The following list sets forth the location of the Company's facilities:






---------------------------------------------------------------------------------------------
Location                         Terms
---------------------------------------------------------------------------------------------
Albany                           Month to month, 60 day notice                                                  $600.00
---------------------------------------------------------------------------------------------






---------------------------------------------------------------------------------------------
Albuquerque                               3 years ending 2/28/00                   2,574.00
---------------------------------------------------------------------------------------------
Annapolis                                 5 years ending 7/31/02                   3,121.13
---------------------------------------------------------------------------------------------
Atlanta                                   Month to month                             250.00
---------------------------------------------------------------------------------------------
Avon                                      Nine months ending 6/30/98                 575.00
---------------------------------------------------------------------------------------------
Binghamtom                                Month to month, 60 days notice             200.00
---------------------------------------------------------------------------------------------
Buffalo                                   7/1/97 - 01/31/00                        1,400.00
---------------------------------------------------------------------------------------------
Cape Coral                                Six month renewals w/o notice            1,550.00
---------------------------------------------------------------------------------------------
Carlsbad                                  90 days notice prior to 09/30/00         1,710.00
---------------------------------------------------------------------------------------------
Chicago                                   Month to month                           1,750.00
---------------------------------------------------------------------------------------------
Citizens                                  Term expires 03/31/98                    6,433.33
---------------------------------------------------------------------------------------------
Columbia                                  Term expires 03/31/98, 60 day notice     2,425.00
---------------------------------------------------------------------------------------------
Commercial; Suite B103 &B104              15 Years ending 03/13/03                 4,582.26
---------------------------------------------------------------------------------------------
Congers                                   1 year                                     650.00
---------------------------------------------------------------------------------------------
Deptford-Greenshield                      5 years                                  5,175.00
---------------------------------------------------------------------------------------------
Fairfax                                   5 years ending 06/30/98                 15,000.00
---------------------------------------------------------------------------------------------
Fairfield                                 3 years                                  3,170.25
---------------------------------------------------------------------------------------------
Gaithersburg                              1 year ending 09/30/98                     676.00
---------------------------------------------------------------------------------------------
Greensboro                                1 year ending 03/31/98                   1,085.00
---------------------------------------------------------------------------------------------
Hazlet                                    5 years                                  3,000.00
---------------------------------------------------------------------------------------------
Islandia; Suite B101 & B102               3 years ending 09/30/98                  2,500.00
---------------------------------------------------------------------------------------------
Jefferson                                 2 years ending 08/31/99                  1,800.00
---------------------------------------------------------------------------------------------
Melville (Admin)                          01/22/97-08/31/02                        9,658.33
---------------------------------------------------------------------------------------------
Melville (Operations)                     09/20/96-12/31/99, 3 years 2 months      9,560.20
---------------------------------------------------------------------------------------------
Queens Village                            1 Year, term exp 04/30/98                1,400.00
---------------------------------------------------------------------------------------------
Richmond Hill                             Term exp 03/31/98                        1,400.00
---------------------------------------------------------------------------------------------
Richmond, VA                              3 Year, term exp 07/31/99                2,730.00
---------------------------------------------------------------------------------------------
Rochester                                 3 Year, term exp 06/30/00                  600.00
---------------------------------------------------------------------------------------------
San Antonio                               Month to Month                             750.00
---------------------------------------------------------------------------------------------
Schenectady                               Exp. 01/14/98                            1,200.00
---------------------------------------------------------------------------------------------
Selective                                 Month to month, 60 day notice              600.00
---------------------------------------------------------------------------------------------
Southington                               3 Years, term exp 04/30/98                 950.00
---------------------------------------------------------------------------------------------
Sunrise                                   3 Years, term exp 04/30/00               1,780.95
---------------------------------------------------------------------------------------------
Syracuse                                  3 Years, 90 day notice                   2,400.00
---------------------------------------------------------------------------------------------
Tampa                                     3 Years, 90 day notice                     918.00
---------------------------------------------------------------------------------------------
Tarrytown                                 18 Months                                2,132.29
---------------------------------------------------------------------------------------------
Title 1; Suite 300                        33 Months ending 11/28/98                1,650.00
---------------------------------------------------------------------------------------------
Totowa                                    1 Year                                   4,777.87
---------------------------------------------------------------------------------------------
Tremont                                   2 Years, term exp 08/31/98               1,600.00
---------------------------------------------------------------------------------------------
Utica                                     3 Years, 90 day notice                   1,100.00
---------------------------------------------------------------------------------------------
Wilmington                                Month to month, 60 day notice              425.00
---------------------------------------------------------------------------------------------


ITEM 3.   LEGAL PROCEEDINGS

           In connection with the acquisition of Donald Henig, Inc., which now operates as Island Mortgage, Island Mortgage claims that the sellers of Donald Henig, Inc., Donald and Joan Henig, are in breach of the acquisition agreement. Island Mortgage's claim is for $178,763 and the defendants cross-claim is for $261,452. Island Mortgage intends to vigorously defend such cross-claim. This lawsuit was initiated in the New York State Supreme Court in Nassau County on March 7, 1997.

           Island Mortgage is a defendant in a breach of contract lawsuit initiated by Leads Express, Inc. The plaintiff, Leads Express, Inc. is seeking approximately $150,000 in damages alleging breach of contract. This proceeding was initiated in the Federal Circuit Court for Howard County in Baltimore, Maryland filed on January 21, 1998. The Company believes that it has meritorious defenses and plans to vigorously defend the action.

            American National Mortgage Corporation, a subsidiary of the Company, is a defendant in a breach of contract lawsuit initiated by an associate of American National Mortgage Corporation seeking $47,000 in unpaid commissions. American National Mortgage Corporation claims to have signed a general release from the plaintiff and intends to vigorously defend the action.

            First Potomac Corp., a subsidiary of the Company, has been requested to buy back a loan purchased by an investor in First Potomac Corp., which fell into default. The Company believes the claim to be speculative and has indicated that the total claim to First Potomac Corp. Should not exceed approximately $105,600 plus expenses.

           Other than the above claims, the Company has no notice of any pending or threatened litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to a vote of security holders.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK


As of the date hereof, the Company has outstanding 25,188,686 of its Common Stock $.001 par value ("Common Stock"). The Company's Common Stock is traded on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("Bulletin Board") under the symbol "IMNF." The following table sets forth the high and low sale prices for Common Stock as reported by on the Bulletin Board.The high and low sale prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions


                                                  Common Stock
                                                  ------------
Fiscal 1997                                      High        Low
-----------                                      ----        ---
Second (from May 5, 1997)                     $ 7.74       $ 3.00
Third                                           7.00         2.75
Fourth                                          3.93         2.25

Fiscal 1998
First (through March 27, 1998)                $ 5.00       $ 3.00

           On March 27, 1998, there were approximately 761 holders of record of the Company's 25,188,686 outstanding shares of Common Stock.

          On March 27, 1998, the last sale price of the Common Stock as reported on the Bulletin Board was $4.343.



                                 DIVIDEND POLICY

           The Company has never paid or declared dividends on its Common Stock. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition and other relevant factors. The Company intends, for the foreseeable future, to retain future earnings for use in the Company's business.



Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMN FINANCIAL CORP. AND SUBSIDIARIES
------------------------------------

FORWARD-LOOKING STATEMENTS

         When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange commission, the words or phrases "will likely result" and "the company expects," "will continue", "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS - DECEMBER 31, 1997 vs. DECEMBER 31, 1996

The increase of revenue, operating expenses, gross profit, general and administrative expenses and net income (loss) for the year ended December 31, 1997 and the year ended December 31. 1996 are completely due to the acquisition by the Company of Donald Henig Inc., in May of 1997, and other subsequent subsidiary acquisitions.

RESULTS OF OPERATIONS (PRO FORMA) - DECEMBER 31, 1997 vs.  DECEMBER 31, 1996

The increase of revenue, operating expenses, gross profit, general and administrative expenses and net income (loss) for the proforma year ended December 31, 1997, versus the proforma year ended December 31, 1996 was due to the Company's expansion program. Under this program, the Company opened several new branch offices in New York State as well as expanding into several new states.

RESULTS OF OPERATIONS - DECEMBER 31, 1996 vs. DECEMBER 31, 1995

The increase of revenue, expenses, gross profit, general and administrative expenses and net income for the year ended December 31,1996 versus the same period in 1995, were due to the Company's expansion program.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that current operations will provide adequate cash flow to meet current obligations. The Company has marketable securities of $5,000,000 as its present capital resources. Management believes that these resources provide adequate working capital for the Company. In December 1997, the Company sold an aggregate of 1,100 shares of Series A Preferred Stock resulting in gross proceeds to the Company of $1,100,000. In February 1998, the Company sold an aggregate of 150 shares of Series B Preferred Stock resulting in gross proceeds to the Company of $1,500,000.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                       (FORMERLY N G T ENTERPRISES, INC.)

                         PRO FORMA STATEMENT OF INCOME

                      FOR THE YEAR ENDED DECEMBER 31, 1997


     The pro forma statement of income presented herein reflects the historical results of operations for:

                              IMN Financial Corp.

                         Island Mortgage Network, Inc.

                          Green Shield Mortgage Corp.

                       Citizens Mortgage Service Company

                        First Equities Commercial Corp.

                          First Equities Service Corp.

                        American National Mortgage Corp.

                           1st Potomac Mortgage Corp.

     These companies were acquired at various times during the year as disclosed in the Company's financial statements for the year ended December 31, 1997.

     The pro forma financial has been prepared as if the related acquisitions had occurred on the first day of 1997. The pro forma adjustments reflect the amortization of acquisition goodwill derived from the foregoing acquisitions.




                      IMN FINANCIAL CORP. AND SUBSIDIARIES
               PRO-FORMA CONSOLIDATING CONDENSED INCOME STATEMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                             Island                          Citizens          First
                                                IMN          Mortgage      Green Shield      Mortgage        Equities
                                              Financial      Network,        Mortgage         Service        Commercial
                                                Corp.          Inc.            Corp.          Company           Corp.
Operating Income
   Points, Fees and Premium Income                  $0     $13,869,207      $1,504,856      $1,820,054        $349,024
   Interest Income                             527,500       1,128,965         130,713         136,522               0
                                            -------------------------------------------------------------------------------

      Total Operating Income                   527,500      14,998,172       1,635,569       1,956,576         349,024

Operating Expenses
  General and Administrative Expenses          543,692      13,310,152       2,639,614       2,780,734         643,645
  Interest Expense                           1,387,929         179,438         134,682
  Depreciation                                 131,726          33,357          49,205
  Amortization of Acquisition Goodwill         115,669          30,360
                                            -------------------------------------------------------------------------------


      Total Operating Expenses                 659,361      14,860,167       2,852,409       2,964,621         643,645


Income (Loss) from Operations                 (131,861)        138,005      (1,216,840)     (1,008,045)       (294,621)

Equity in Income (Loss) of Investee
Other Income (Loss)                           (866,134)              0               0        (134,608)              0
                                            -------------------------------------------------------------------------------

Income (Loss) before Provision
   for Income Taxes                           (997,995)        138,005      (1,216,840)     (1,142,653)       (294,621)

Provision (Recovery) for Income Taxes                0           4,047             786               0             325
                                            -------------------------------------------------------------------------------

Net Income (Taxes)                           ($997,995)       $133,958     ($1,217,626)    ($1,142,653)      ($294,946)
                                            ===============================================================================



                                                   First    American       Ist
                                                 Equities   National     Potomac
                                                  Service   Mortgage    Mortgage
                                                   Corp.      Corp.       Corp.    Adjustments   Consolidated
Operating Income
   Points, Fees and Premium Income                 $7,200  $4,547,572  $5,332,362                   27,430,275
   Interest Income                                      0     596,928      14,134                    2,534,762
                                              ----------------------------------------------------------------

      Total Operating Income                        7,200   5,144,500   5,346,496            0      29,965,037

Operating Expenses
  General and Administrative Expenses                 574   5,683,419   5,674,154                   31,275,984
  Interest Expense                                            632,615     111,188                    2,445,852
  Depreciation                                                 35,356      28,344                      277,988
  Amortization of Acquisition Goodwill                                                 797,865         943,894
                                                                                                             0
                                              ----------------------------------------------------------------


      Total Operating Expenses                        574   6,351,390   5,813,686      797,865      34,943,718


Income (Loss) from Operations                       6,626  (1,206,890)   (467,190)    (797,865)     (4,978,681)

Equity in Income (Loss) of Investee                                        80,392
Other Income (Loss)                                     0           0      18,442            0        (982,300)
                                              ----------------------------------------------------------------

Income (Loss) before Provision
   for Income Taxes                                 6,626  (1,206,890)   (368,356)    (797,865)     (5,960,981)

Provision (Recovery) for Income Taxes                 325      (8,600)   (150,717)           0               0
                                              ----------------------------------------------------------------

Net Income (Taxes)                                 $6,301 ($1,198,290)  ($217,639)   ($797,865)    ($5,960,981)
                                              ================================================================


Item 7.  FINANCIAL STATEMENTS





                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (FORMERLY NGT ENTERPRISES, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                                TABLE OF CONTENTS

                                DECEMBER 31, 1997




                         Independent Auditor's Report                      1


FINANCIAL STATEMENTS:


          Exhibit

             A       Consolidated Statement of Financial Position        2-3

             B       Consolidated Statements of Income                     4

             C       Consolidated Statements of Stockholders' Equity     5-7

             D       Consolidated Statements of Cash Flows              8-10

                     Notes to Consolidated Financial Statements        11-32

         35 Roosevelt Avenue, Syosset, New York 11791-3058 516-921-0077
                                Fax 516-921-0154

             Joseph J. Casuccio, Jr., CPA Richard F. Moses, CPA, MS
                Patricia A. Dima, CPA / Henry Werblin, CPA, NY-Fl


WERBLIN, CASUCCIO & MOSES, P.C.
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
IMN Financial Corp. and Subsidiaries

We have audited the accompanying consolidated statement of financial position of IMN Financial Corp. (formerly NGT Enterprises, Inc.) and Subsidiaries as of December 31, 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMN Financial Corp. and Subsidiaries as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.




WERBLIN, CASUCCIO & MOSES, P.C.

Syosset, New York
March 24, 1998

                                                                       Exhibit A

                                    Exhibit A
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                  Consolidated Statement of Financial Position
                                  December 31,



                                                       1997                         1996
                                                --------------------         -----------------

ASSETS
  Cash                                          $          2,027,738         $               0
  Mortgage Inventory                                      44,152,619                         0
  Points,  Fees and Other Receivables                      2,496,389                         0
  Subscription Receivable                                  2,000,000                         0
  Investments                                              7,705,025                         0
  Prepaid Expenses                                         1,982,735                         0
  Mortgage Receivable                                      2,276,636                         0
  Property and Equipment (Net of $228,636
    Accumulated Depreciation)                              1,315,080                         0
  Intangible Assets (Net of $312,621
    Accumulated Amortization)                              8,458,395                         0
  Other Assets                                               267,692                         0
                                                --------------------         -----------------

      TOTAL ASSETS                              $         72,682,309         $               0
                                                ====================         =================


















            See accompanying independent auditor's report and notes.

                                                                       Exhibit A


                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                  Consolidated Statement of Financial Position
                                  December 31,





                                                              1997                              1996
                                                   --------------------------    --------------------
LIABILITIES
  Accounts payable and accrued expenses            $          5,219,984          $                  0
  Warehouse Lines of Credit                                   43,652,500                            0
  Borrowers Escrow Funds                                         777,364                            0
  Capital Lease Obligations                                      211,662                            0
  Notes Payable                                                1,133,317                            0
  Deferred Income                                                590,081                            0
  Due to Related Party                                         4,920,813                        1,500
  Deferred Income Taxes                                        3,254,624                            0
                                                   ---------------------         --------------------

    TOTAL LIABILITIES                                         59,760,345                        1,500

STOCKHOLDERS' EQUITY
  Preferred Stock - 5,000,000 shares, $.001 par
      value authorized, 1,100 shares outstanding                       1                            0
  Common Stock - 45,000,000 shares, $.001 par
      value authorized; 31,764,107 shares outstanding             31,764                          426
  Paid-in Capital                                             17,693,293                       16,867
  Stock subscription receivable                              (4,141,600)                            0
  Unrealized Gain on Available-for-Sale
      Securities                                                 355,294                            0
  Retained Earnings                                          (1,016,788)                     (18,793)
                                                   ---------------------         --------------------

    TOTAL STOCKHOLDERS' EQUITY                                12,921,964                      (1,500)
                                                   ---------------------         --------------------

TOTAL LIABILITIES AND STOCKHOLDERS'                $         72,682,309          $                  0
EQUITY
                                                   =====================         ====================








            See accompanying independent auditor's report and notes.

                                                                       Exhibit B

                    IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                        Consolidated Statements of Income
                            Years Ended December 31,





                                                          1997                              1996
                                               ---------------------------       ---------------------

OPERATING INCOME
     Points, Fees and Premium Income           $                11,419,801       $                   0
     Interest Income                                             1,367,996                           0
                                               ---------------------------       ---------------------

     Total Operating Income                                     12,787,797                           0

OPERATING EXPENSES
     General and Administrative Expenses                        11,451,884                      18,400
     Interest Expense                                            1,044,281                           0
     Depreciation                                                  142,998                           0
     Amortization of Acquisition Goodwill                          146,029                           0
     Acquisition Expenses                                          972,601                           0
                                               ---------------------------       ---------------------

     Total Operating Expenses                                   13,757,793                           0
                                               ---------------------------       ---------------------

INCOME (LOSS) FROM OPERATIONS                                    (969,996)                    (18,400)

PROVISION FOR INCOME TAXES                                          27,999                           0
                                               ---------------------------       ---------------------

NET INCOME (LOSS)                              $                 (997,995)       $            (18,400)
                                               ===========================       =====================


Basic Earnings (Loss) per share                                   (0.0986)                    (0.0173)
                                               ===========================       =====================

Diluted Earnings (Loss) per share                                 (0.0986)                    (0.0173)
                                               ===========================       =====================









            See accompanying independent auditor's report and notes.

                                                                       Exhibit C

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 1997 and 1996




                              COMMON              COMMON       PREFERRED    PREFERRED         ADDITIONAL
                              STOCK                STOCK         STOCK        STOCK             PAID-IN
           DATE              (SHARES)               ($)         (SHARES)       ($)              CAPITAL
                                                                                                TOTAL
-------------------  ---------------------    ---------------  ---------- ------------     -------------------


          1/1/96             3,931,199       $     393                                               0

          9/30/96            Net loss
          9/30/96              326,000              33                                           16,867
                          ----------------    ---------------  ---------- ------------     -------------------

                             4,257,199             426                                           16,867

         12/31/96            Net loss                                                                 0
                          ----------------    ---------------  ---------- ------------     -------------------

                             4,257,199             426                                           16,867

(1)      5/05/97            (3,192,900)            638                                            (638)
(2)      5/05/97            20,221,700          20,222                                        6,727,582
(3)      5/19/97             1,100,000           1,100                                        3,298,900
(4)      6/04/97               200,000             200                                            (200)
(3)      6/24/97             1,100,000           1,100                                        3,298,900
(5)      8/01/97               144,906             145                                          961,017
(6)      9/16/97               110,344             110                                          399,887
(7)      9/18/97                16,667              17                                           63,484





                                                      UNREALIZED
                                                       GAIN ON
                                                      AVAILABLE-
                              STOCK                      FOR
          DATE            SUBSCRIPTION                   SALE                    RETAINED
                           RECEIVABLE                 SECURITIES                 EARNINGS                    TOTALS
------------------        ----------------       --------------------       -------------------        -------------------


         1/1/96                                                             $  (393)                      $     0

         9/30/96          Net Loss                                           (16,900)                     (16,900)
         9/30/96                                                                                           16,900


                               0                        0                   (17,293)                            0

        12/31/96          Net Loss                                           (1,500)                       (1,500)


                               0                        0                   (18,793)                       (1,500)

1)      5/05/97                                                                                                 0
2)      5/05/97                                                                                         6,747,804
3)      5/19/97                                                                                         3,300,000
4)      6/04/97                                                                                                 0
3)      6/24/97                                                                                         3,300,000
5)      8/01/97                                                                                           961,162
6)      9/16/97                                                                                           399,997
7)      9/18/97                                                                                            63,501


                                                                       Exhibit C

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 1997 and 1996



                              COMMON               COMMON               PREFERRED             PREFERRED             ADDITIONAL
                              STOCK                 STOCK                 STOCK                 STOCK                 PAID-IN
           DATE              (SHARES)                ($)                (SHARES)                 ($)                  CAPITAL
                                                                                                                       TOTAL
---------------------    ------------------    ---------------      -----------------       ---------------      ------------------


(8)     12/02/97               461,538                462                                                            1,383,658
(9)     12/22/97                11,320                 11                                                               36,779
(10)    12/17/97             7,000,000              7,000                                                               (7,000)
(11)    12/30/97               333,333                333                                                              999,667
(12)    12/31/97                                                           1,100                     1               1,099,999
           (13)                                                                                                       (636,500)
           (14)                                                                                                         50,891
           (15)                                                                                                              0
           (16)                                                                                                              0
          12/31/97             Net loss                                                                                      0
                          -------------------    -------------        ---------------         -------------        ----------------

                            31,764,107           $ 31,764                  1,100         $           1        $     17,693,293
                          ===================    ==============       ===============         =============        ================



                                                           UNREALIZED
                                                            GAIN ON
                                                           AVAILABLE-
                                   STOCK                      FOR
           DATE                SUBSCRIPTION                   SALE                    RETAINED
                                RECEIVABLE                 SECURITIES                 EARNINGS                    TOTALS
--------------------        -------------------       --------------------       -------------------        -------------------
                                                                                                                      1,384,120
                                                                                                                         36,790
(8)     12/02/97                                                                                                              0
(9)     12/22/97                                                                                                      1,000,000
(10)    12/17/97                                                                                                      1,100,000
(11)    12/30/97                                                                                                      (636,500)
(12)    12/31/97                                                                                                         50,891
           (13)                                                    355,294                                              355,294
           (14)                     (4,141,600)                                                                     (4,141,600)
           (15)                        Net Loss                                            (997,995)                  (997,995)
           (16)             -------------------       --------------------       -------------------        -------------------
          12/31/97
                            $       (4,141,600)       $            355,294              $(1,016,788)        $        12,921,964
                            ===================       ====================       ===================        ===================

            See accompanying independent auditor's report and notes.

                                                                       Exhibit C
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 1997 and 1996

NOTES
-----

(1)          Stock split preceding transaction #2 (below).

(2) Common shares issued, valued at book value (Note 2), Island Mortgage Network, Inc. acquisition.

(3) Common shares issued, valued at $3.00 per share (Note 9), options exercised.

(4)          Common shares issued, valued at par, expenses related to (2) above.

(5) Common shares issued, valued at $6.63 (Note 2), Green Shield Mortgage Corp. acquisition.

(6) Common shares issued, valued at $3.63 (Note 2), Bay City Mortgage Corp. acquisition.

(7) Common shares issued, valued at $3.81 (Note 2), Senko Financial Services acquisition.

(8) Common shares issued, valued at $3.00 (Note 2), American National Mortgage Corp. acquisition.

(9) Common shares issued, valued at $3.25 (Note 2), Jefferson Financial Corp. acquisition.

(10)         Issuance of Treasury Stock to the Company at par value.

(11) Common shares issued, valued at $3.06 (Note 2), 1st Potomac Mortgage Corp. acquisition.

(12)         Issuance of Preferred Shares, sold at $1,000 per share.

(13)         Consulting fees on items (3) and (12) above.

(14)         Options valued - SFAS Statement No. 123.

(15)         Market value adjustment - SFAS Statement No. 115

(16)         Restatement of subscriptions receivable - Common stock.

            See accompanying independent auditor's report and notes.

                                                                       Exhibit D


                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                      Consolidated Statements of Cash Flows
                            Years Ended December 31,




                                                                                 1997                      1996
                                                                      ------------------   -----------------





CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                $        (997,995)      $      (18,400)
     Adjustments to reconcile net income to net cash provided
     by operating activities:
          Depreciation and amortization                                          439,909                   0
          Value of options                                                        50,891                   0
          Market value adjustment on foreclosed real estate                       63,750                   0
     Change in assets and liabilities:
          Increase in points, fees and other receivables                     (1,385,116)                   0
          Increase in prepaid expenses                                         (485,646)                   0
          Increase in other assets                                             (237,270)                   0
          Decrease in accounts payable and accrued expenses                  (1,308,427)                   0
          Increase in borrowers escrow funds                                     124,211                   0
          Increase in deferred income                                             66,978                   0
                                                                      ------------------   -----------------

     Total adjustments                                                       (2,670,720)                   0
                                                                      ------------------   -----------------

     Net cash provided (used) by operating activities                        (3,668,715)            (18,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in real estate development partnership                          (25,000)                   0
     Purchase of property and equipment                                        (282,377)                   0
     Mortgages originated (net of those sold)                                (2,508,157)                   0
     Advances (or allocations) to related parties (net)                      (1,734,373)                   0
     Disbursement of cash for acquisitions                                   (1,516,672)                   0
     Receipt of cash through acquisitions                                      1,720,555                   0
                                                                      ------------------   -----------------

     Net cash provided (used) by investing activities                        (4,346,024)                   0
                                                                      ------------------   -----------------









            See accompanying independent auditor's report and notes.

                                                                       Exhibit D


                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                      Consolidated Statements of Cash Flows
                            Years Ended December 31,


                                                                1997                     1996
                                                       --------------------       ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                                0                      18,400
      Underwriting expenses                                       (636,500)                           0
      Sale of preferred stock                                     1,100,000                           0
      Payment of notes payable and capital leases                  (42,989)                           0
      Collection of stock subscriptions                             458,400                           0
      Net proceeds from warehouse line of credit                  9,142,087                           0
      Collection of mortgage receivable                              21,479                           0
                                                       --------------------       ---------------------

     Net cash provided (used) by financing activities            10,042,477                      18,400

                                                       --------------------       ---------------------

     Net increase (decrease) in cash and equivalents              2,027,738                           0

CASH AND CASH EQUIVALENTS - JANUARY 1                                     0                           0
                                                       --------------------       ---------------------

CASH AND CASH EQUIVALENTS - DECEMBER 31                          2,027,738        $                   0
                                                       ====================       =====================



















            See accompanying independent auditor's report and notes.

                                                                       Exhibit D

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                      Consolidated Statements of Cash Flows
                            Years Ended December 31,




                                                                          1997                             1996
                                                               --------------------       -----------------

SUPPLEMENTAL DISCLOSURES:


  Interest Paid                                                $          1,417,930       $               0
                                                               ====================       =================

  Income Taxes Paid                                            $              6,306       $               0
                                                               ====================       =================



SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:


 Equipment acquired through capital lease obligations          $            100,246       $               0
                                                               ====================       =================

 Stock issued for subscriptions                                $          6,600,000       $               0
                                                               ====================       =================

 Stock and assets used for acquisitions                        $         10,739,317       $               0
                                                               ====================       =================

 Increase in Market Value of Available-for-Sale Securities     $            355,294       $               0
                                                               ====================       =================











            See accompanying independent auditor's report and notes.

                                                                         Page 11
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
The financial statements presented herein are of IMN Financial Corp. (formerly NGT Enterprises Inc.) and Subsidiaries.

IMN Financial Corp. (the Company) was incorporated under the laws of the State of Delaware on October 13, 1982 as Nuclear & Genetic Technology, Inc. The Company changed its name to NGT Enterprises Inc. and then to IMN Financial Corp., in conjunction with the reorganization described below. The Company was considered to be a development stage company since December 1, 1992, with no operating history. After its reorganization, the Company began operating in the financial services field, through its subsidiaries, as described in the following paragraphs.

Island Mortgage Network, Inc. ("Island"), a wholly owned subsidiary acquired on May 5, 1997, was incorporated under the laws of the State of New York on December 1, 1992. It operates under the D/B/As "Island Mortgage Network" and "Reliance Mortgage Network". Its principal business activity is the origination and sale of residential mortgage loans. Presently, all mortgages are either table funded, funded through company resources or funded through the Company's warehouse lines of credit. Virtually all loans are closed subject to a binding purchase agreement with an investor and sold shortly after closing. The Company does not perform any loan servicing activities. The Company received its New York State mortgage banker's license on May 12, 1994. It holds additional licenses in the states of Connecticut, New Jersey, New Mexico, Pennsylvania, Florida, Texas, North Carolina, Missouri, Virginia, Maryland, Georgia, Illinois and California. As of the date of this report, the Company has applied for its mortgage banking licenses in a number of additional states. It is the Company's intention to continue its expansion nationally. The Company is approved to participate in FHA and Freddie Mac programs.

Green Shield Mortgage Corp. ("Green Shield") , a wholly owned subsidiary acquired on August 1, 1997, was incorporated under the laws of the State of New Jersey on December 3, 1996. Its principal business activity is that of a mortgage banker, consisting of the origination and sale of residential mortgage loans secured by one to four family residences. It holds mortgage bankers' licenses in the states of New Jersey and Pennsylvania. Green Shield is approved to participate in FHA programs.

Citizens Mortgage Service Company ("Citizens"), a wholly owned subsidiary acquired on September 5, 1997, was incorporated under the laws of the State of Pennsylvania on April 10, 1973. Its principal business activity is that of a full service mortgage banker, consisting of the origination and sale of residential mortgage loans secured by one to four family residences. It holds mortgage bankers' licenses in the states of New Jersey, Pennsylvania and Delaware. Citizens is approved to participate in FHA, Fannie Mae, GNMA and Freddie Mac programs.

                                                                         Page 12
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

ORGANIZATION (CONT'D)
First Equities Service Corp. ("Service") , a wholly owned subsidiary acquired on May 5, 1997, was incorporated under the laws of the State of New York on January 24, 1997. Its principal business activity is participation in real estate development projects through financing efforts. It is presently servicing the same states serviced by Island Mortgage Network, Inc.

First Equities Commercial Corp. ("Commercial") , a wholly owned subsidiary acquired on May 5, 1997, was incorporated under the laws of the State of New York on January 23, 1997. Its principal business activity is that of a commercial real estate broker. It is presently servicing the same states serviced by Island Mortgage Network, Inc.

1st Potomac Mortgage Corporation ("Potomac"), a wholly owned subsidiary acquired on December 30, 1997, was incorporated under the laws of the State of Virginia on December 28, 1989. Its principal business activity is that of a mortgage banker, consisting of the origination and sale of residential mortgage loans secured by one to four family residences. It holds mortgage bankers' licenses in the states of Virginia, North Carolina and Maryland. Potomac is approved to participate in FHA programs.

American National Mortgage Corporation ("ANMC") , a wholly owned subsidiary acquired on December 2, 1997, was incorporated under the laws of the State of New Jersey on May 18, 1990. Its principal business activity is that of a mortgage banker, consisting of the origination and sale of residential mortgage loans secured by one to four family residences. ANMC is approved to participate in FHA and Fannie Mae programs.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements of the Company include the accounts of IMN Financial Corp. and its wholly owned subsidiaries, Island Mortgage Network, Inc. , Green Shield Mortgage Corp., Citizens Mortgage Service Company, First Equities Service Corp., First Equities Commercial Corp., 1st Potomac Mortgage Corporation and American National Mortgage Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

REORGANIZATION
In September 1996, Island, its shareholders and First Equities Corp. ("First Equities") entered into an agreement wherein a reverse acquisition was effectuated. As a result, the shareholders of Island received shares of First Equities Corp. on a pro-rata basis, in exchange for their shares in Island, and Island became a subsidiary of First Equities.

                                                                         Page 13
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

REORGANIZATION (CONT'D)
On April 1, 1997, First Equities entered into an agreement with IMN Equities, Inc. whereby First Equities transferred certain assets (100% of the outstanding stock of Island, 100% of the outstanding stock of Service and 100% of the outstanding stock of Commercial, along with 141,176 shares of Aristocrat Endeavor Fund, Ltd.) to IMN Equities, Inc., in exchange for 16,760,628 shares of IMN Equities, Inc. common stock and 5,001 shares of IMN Equities, Inc.
preferred stock.

On May 5, 1997, IMN Equities, Inc. entered into an agreement with the Company, whereby IMN Equities Inc. transferred certain assets (100% of the outstanding stock of Island, 100% of the outstanding stock of Service, 100% of the outstanding stock of Commercial, and its holdings in the Aristocrat Endeavor Fund, Ltd.) to IMN, in exchange for 20,221,700 shares of the Company's common stock with a value equal to the book value of the assets received, in accordance with SEC reverse acquisition rules.

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

MORTGAGE INVENTORY
The Company presents its mortgage inventory as discussed in "Fair Value of Financial Instruments". As of the date of this report, substantially all of the December 31, 1997 mortgage inventory has been sold. Mortgage inventory secures the related warehouse lines of credit (Note 7).

ACCOUNTS RECEIVABLE
Management has analyzed accounts receivable at December 31, 1997 and considers all accounts to be currently collectible. Therefore, no provision has been made for uncollectible accounts. As of the date of this report, substantially all of the accounts receivable have been collected.

INVESTMENT SECURITIES
Management determines the appropriate classification of investment securities at the time they are acquired, and evaluates the appropriateness of such classification at each balance sheet date. The classification of those securities and the related accounting policies are as follows:

Trading securities: Trading securities are held for resale in anticipation of short-term (generally 90 days or less) fluctuations in market prices. Trading securities, consisting primarily of actively traded equity securities, are stated at fair value. Realized and unrealized gains and losses are included in income.

                                                                         Page 14
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

INVESTMENT SECURITIES (CONT'D)
Available-for-sale securities: For the year ended December 31, 1997, the Company has adopted Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under the provisions of SFAS 115, certain marketable securities are considered available-for-sale securities. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.

Dividends on marketable equity securities are recognized in income when declared. Realized gains and losses are included in income. Realized gains and losses are determined on the basis of the actual cost of the securities sold.

See Note 3 for further details of the Company investments.

DEFERRED COSTS
All direct processing costs associated with mortgages in the Company's pipeline at December 31, 1997 have been deferred. These costs include commissions, processing salaries and related expenses, appraisal fees, credit costs, and other direct expenses.

Commissions paid under a "draw against commission" arrangement have been deferred when the draw exceeds the commission earned.

PROPERTY AND EQUIPMENT
Property and equipment contributed to the Company by a former shareholder are stated at the appraised fair market values at the date of contribution. Property and equipment purchased by the Company are stated at cost.

Depreciation is calculated using straight-line and accelerated methods over the estimated useful lives of the assets.

ACQUISITION GOODWILL
Acquisition Goodwill represents the cost in excess of fair value of identifiable assets of acquired businesses, and is being amortized on a straight line basis over 10 years. The Company annually evaluates whether events and circumstances have occurred subsequent to its acquisition, which may indicate that the remaining useful life of goodwill warrants revision, or that the remaining balance of goodwill may not be recoverable. To make a determination as to whether goodwill has been impaired, the Company estimates the related business segment's discounted future cash flows, and compares it to the remaining life of the goodwill.

                                                                         Page 15
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

REVENUE RECOGNITION
All fees are earned and recognized as revenue when the related mortgages close. Premium income is recognized when the related mortgage closes and a binding purchase agreement is effectuated, or after title is transferred, whichever occurs first.

Certain application, commitment and other fees associated with the Company's pipeline as of December 31, 1997, collected during loan processing, give rise to the liability account "deferred income".

INCOME TAXES
The Company does not anticipate filing a consolidated income tax return with its subsidiaries, however, Island intends to file consolidated tax returns with one or more of its subsidiaries. Therefore, the provision for income taxes provided for herein reflects those taxes currently due on both an individual entity and consolidated basis. The Company and some subsidiaries are changing their tax year-end to December 31, so that consolidated tax returns may be filed in future periods. Deferred tax assets and liabilities with respect to all entities contained herein are described below, and are valued at $0. Therefore, the foregoing tax provision is for current taxes only.

The significant components of the Company's deferred tax assets and liabilities are as follows:


                                                  December 31, 1997
                                                  ----------------
               Deferred tax assets:
                 Net operating loss carry forwards   $ 1,770,174
                 Valuation allowance                  (1,770,174)
                                                     -----------

                 Net deferred tax assets             $         0
                                                     ===========


The acquisitions discussed in Note 2 have been accounted for under the purchase method of accounting. The appreciated assets purchased give rise to the account "Deferred Income Taxes Payable".

                                                                         Page 16
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

FAIR VALUES OF FINANCIAL INSTRUMENTS
SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions and estimates used, including the discount rate and the estimated future cash flows. In that regard, the resulting fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized by immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

CASH AND CASH EQUIVALENTS: The carrying amount of cash on hand and money market funds is considered to be a reasonable estimate of fair value.

MORTGAGE INVENTORY: The fair values of mortgage loans held for sale were estimated by using the actual cost of the loan, as virtually all of the inventory held at December 31, 1997 was sold as of the date of this report. Consistent with the Company's policy on revenue recognition and mandatory commitments to sell, gains or losses are reflected in revenue as presented herein.

MORTGAGE RECEIVABLE: As disclosed in Note 4, the mortgage is collateralized and carries an adjustable interest rate which varies with prime. Therefore, the carrying amount is considered to be a reasonable estimate of fair value.

WAREHOUSE FINANCING FACILITIES: This facility has an original maturity of less than 120 days and, therefore, the carrying value is a reasonable estimate of fair value.

ESTIMATES
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                                         Page 17
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

RECENT PRONOUNCEMENTS
The Company has complied with all recent pronouncements which have effective dates preceding the dates relating to these financial statements.

SFAS Statement No. 130, relating to reporting of comprehensive income, and SFAS Statement No. 131, relating to the segments of an enterprise and related information, are both effective for financial statements with years beginning after December 15, 1997. Had SFAS Statement No. 130 been in effect for the year ended December 31, 1997, the Company would have presented a "Statement of Comprehensive Income" along with the statements presented herein. The statement would reflect the unrealized gain on available-for-sale securities of $355,294, as reflected in the stockholders' equity section of the statement of financial position presented herein. SFAS Statement No. 131 would have no effect on the statements presented herein.

EARNINGS PER SHARE
In accordance with SFAS No. 128, the Company computes basic earnings (loss) per share on a daily weighted average basis, as described in Note 11. Non-diluting earnings (loss) per share are unchanged from basic, as the consideration of any and all options or convertible securities are dilutive.

NOTE 2 - ACQUISITIONS

Pursuant to an acquisition agreement dated August 1, 1997, the Company acquired 100% of the issued and outstanding capital stock of Green Shield. The consideration for this acquisition was 144,906 shares of the Company's common stock, the distribution of a Green Shield note valued at approximately $147,000 and cash of $350,000.

Pursuant to an acquisition agreement dated September 5, 1997, the Company acquired 100% of the issued and outstanding capital stock of Citizens. The consideration for this acquisition was cash of $376,237.

Pursuant to an acquisition agreement dated December 30, 1997, the Company acquired 100% of the issued and outstanding capital stock of Potomac. The consideration for this acquisition was $1,000,000 of the Company's common stock.

Pursuant to an acquisition agreement dated December 2, 1997, the Company and Island acquired 100% of the issued and outstanding capital stock of ANMC. The consideration for this acquisition was 461,538 shares of the Company's common stock, plus short-term financing totaling $230,000 (Note 15).

                                                                         Page 18
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

NOTE 2 - ACQUISITIONS (CONT'D)

Pursuant to several other acquisition agreements, the Company acquired 100% of the issued and outstanding stock of Bay City Mortgage Corp. ("Bay City"), Senko Financial Services Corp. ("Senko"), and Jefferson Financial Corporation ("Jefferson"). The consideration for these acquisitions was 110,344 shares, 16,667 shares, and 11,320 shares of the Company's common stock, respectively. All of the acquisitions were liquidated into the Company, and the operating assets and liabilities transferred to Island.

The Company has not completed its valuation of these purchases (due to certain contingencies), and the purchase price allocations are subject to change when further information becomes available. All acquisitions were accounted for using the "purchase " method of accounting. The results of operations of the acquired entities is included in the statement of income, from the date of acquisition, to December 31, 1997.

       The total purchase price of all the acquisitions is allocated as follows:


           Cash and equivalents                      $               1,441,081
           Mortgage inventory                                        21,904,705
           Accounts receivable                                          661,628
           Prepaid expenses                                             147,896
           Investments                                                1,664,459
           Property and equipment                                       595,140
           Goodwill                                                   8,235,157
           Other assets                                                 183,833
           Accounts payable and accrued expenses                    (2,793,066)
           Warehouse line of credit                                (21,449,095)
           Deferred income                                             (67,949)
           Notes payable                                              (831,336)
           Deferred income taxes payable                            (3,254,623)
           Other liabilities                                          (434,027)
                                                     --------------------------

               Total allocation of purchase price    $               6,003,803
                                                     ==========================

                                                                         Page 19
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

NOTE 2 - ACQUISITIONS (CONT'D)

The pro forma unaudited results of operations for the years ended December 31, 1997 and 1996, assuming the acquisitions had occurred on January 1, 1996, are as follows:



                                     Year Ended              Year Ended
                                      12/31/97                12/31/96
                                 ------------------        --------------

Revenues                         $      29,965,037         $  18,037,250

Expenses                               (34,982,124)          (19,895,884)

Acquisition Goodwill Amortization         (823,515)             (823,515)
                                 ------------------        --------------

Net Income (Loss)                $      (5,840,602)        $  (2,682,149)
                                 ==================        ==============


NOTE 3 -  INVESTMENTS

CLOSELY-HELD INVESTMENTS
The Company owns a 5% interest in Mortgage Tech Group, Ltd. This investment was acquired in conjunction with the reorganization of the Company in 1995. The investment is reflected at cost, as no market value information is available (see Note 19 - "Subsequent Events").

The Company owns 100,000 shares of Wireless Mexicano, Inc. ("Wireless"), a related party (Note 13). The investment was acquired in a stock for stock exchange on December 30, 1996, between the Company's former parent, First Equities Corp. and Wireless Mexicano, Inc. The Company valued this exchange utilizing sales of Wireless securities on or about December 30, 1996, to arrive at a market value of $500,000.

The Company owns common and preferred stock of Seasons Mortgage Group, Inc. ("Seasons"). By agreement, this amounts to a 31.25% ownership interest. The Company acquired this stock as part of its acquisition of Potomac. The stock ownership has been transferred to the Company. In conjunction with purchase accounting rules, the stock has been valued at market value at acquisition date. It will be accounted for utilizing the equity method of accounting thereafter.

                                                                         Page 20
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

NOTE 3 -  INVESTMENTS (CONT'D)

AVAILABLE-FOR-SALE SECURITIES
The Company owns 235,294 shares of Aristocrat Endeavor Fund, Ltd. The carrying amount of this investment is its fair market value, which is based on the quoted market price at December 31, 1997. The total unrealized holding gain for the year ended December 31, 1997 was $355,294 and is reported as a separate component of stockholders' equity.

NOTE 4 -  MORTGAGE RECEIVABLE

In conjunction with the sale of The Best Mortgage Company of America, Inc., one of Island's former subsidiaries, Island holds a mortgage of $2,300,000 on the underlying vacant land.

The terms of the mortgage provide for equal monthly payments of $15,302, which includes interest thereon at a rate of 7% per annum, for a term of 5 years, based on a 30 year amortization. The unpaid balance is due with the sixtieth monthly payment.

Aggregate maturities of the mortgage receivable at December 31, 1997 are as follows:


Year ending:        12/31/98            $      25,053
                    12/31/99                   26,864
                    12/31/00                   28,806
                    12/31/01                2,195,913
                                        -------------------

                                        $    2,276,636
                                        ===================

NOTE 5 - PROPERTY AND EQUIPMENT

The major categories of property and equipment at December 31, 1997 are as follows:


FURNITURE, FIXTURES AND EQUIPMENT                         $      1,376,989
FURNITURE, FIXTURES AND EQUIPMENT UNDER CAPITAL LEASES             321,489
LEASEHOLD IMPROVEMENTS                                             292,776
                                                          ----------------
    TOTAL                                                        1,991,254
LESS: ACCUMULATED DEPRECATION                                    (676,174)
                                                          ----------------

    TOTAL PROPERTY AND EQUIPMENT                          $     1,315,080
                                                          ================

                                                                         Page 21
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

NOTE 5 - PROPERTY AND EQUIPMENT (CONT'D)

Depreciation charged to operations, which includes amortization of capital lease obligations, for the year ended December 31, 1997, was $142,988.

Equipment under Capital Leases of $321,489 secure the related financing (see
Note 16 - "Capital Lease Obligations").

NOTE 6 - INTANGIBLE ASSETS

The major categories of intangible assets at December 31, 1997 are as follows:


                 Acquisition Goodwill             $ 8,235,160
                 Other Goodwill                       150,000
                 Organization Costs                   496,106
                 Franchise Fee                          6,000
                                                  -----------
                     Total                          8,887,266
                 Less: Accumulated Amortization      (428,871)
                                                  -----------

                     Total Intangible Assets      $ 8,458,395
                                                  ===========

AMORTIZATION EXPENSE CHARGED TO OPERATIONS DURING 1997 WAS $296,153.

NOTE 7 - WAREHOUSE LINES OF CREDIT

The Company has the following warehouse and security agreements:

ISLAND MORTGAGE NETWORK, INC.
Island has six warehouse and security agreements under which lines of credit have been established for funding mortgage loans. As of December 31, 1997, the Company had total credit lines of $46,000,000 from the participating lenders. The agreements call for interest to be calculated from a range of prime plus .5% to LIBOR plus 4%. The related mortgages collateralize each advance. As of December 31, 1997, the Company owed $28,549,995 under these agreements.

AMERICAN NATIONAL MORTGAGE CORP.
ANMC has three warehouse and security agreements under which lines of credit have been established for funding mortgage loans. As of December 31, 1997, the Company had total credit lines of $23,000,000 from the participating lenders. The agreements call for interest to be calculated at prime plus 1%, and at the commercial paper rate plus 2.6%. The related mortgages collateralize each advance. As of December 31, 1997, the Company owed $10,735,874 under these agreements.

                                                                         Page 22
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

NOTE 7 - WAREHOUSE LINES OF CREDIT (CONT'D)

1ST POTOMAC MORTGAGE CORP.
Potomac has five warehouse and security agreements under which lines of credit have been established for funding mortgage loans. As of December 31, 1997, the Company had total credit lines of $14,700,000 from the participating lenders. The agreements call for interest to be calculated from a range of prime plus 1% to LIBOR plus 3.5%. The related mortgages collateralize each advance. As of December 31, 1997, the Company owed $4,366,631 under these agreements.

NOTE 8 - PROFIT SHARING PLAN

The Company adopted a 401(k) pension plan covering substantially all employees. While the Company may elect to match employee contributions, it did not do so in 1997.

NOTE 9 -  STOCK BASED COMPENSATION

As of the date of these financial statements, there were no stock options outstanding issued to employees of the Company under the Company's Employee Stock Option Plan.

Stock options issued for services (see Note 10 - "Options and Warrants" ) are accounted for in accordance with SFAS No. 123. The Company values such stock options using the Black Scholes option valuation model, and expenses the value over the expected life of the option. The amount charged to the current period was $50,891.

NOTE 10 - STOCKHOLDERS' EQUITY

PREFERRED STOCK
On December 31, 1997, the Company entered into a subscription agreement under which investors agreed to purchase 1100 shares of Series A Convertible Preferred Stock, $.001 par value, for $1,000 per share. The total consideration paid was $1,100,000.

The preferred shares are convertible beginning 100 days from issuance, and ending on the mandatory conversion date, two years from issuance. The number of common shares to be exchanged upon conversion is based upon a formula utilizing the market price of the common stock on or about the conversion date, among other things.

                                                                         Page 23
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

NOTE 10 - STOCKHOLDERS' EQUITY (CONT'D)

PREFERRED STOCK (CONT'D)
The preferred stock will rank senior to all common stock, now or hereafter issued, and also to any additional preferred stock, now or hereafter issued, as to payment of dividends, distribution of assets upon liquidation, dissolution, or winding up of the corporation, voluntary or involuntary, unless approved by the preferred shareholders, or for a transaction wherein the company receives proceeds of at least $3 million.

The preferred stock shall receive dividends of $60.00 per share per quarter, and no more, which shall be fully cumulative, shall accrue without interest (except those in arrears) from the date of issuance, and shall be payable quarterly in cash or Company stock.

The preferred stock subscription agreement also provides for warrants which are more fully described under "Options and Warrants" below.

There is no mandatory redemption required on the part of the investors or the Company, and no sinking fund requirements.

PAID-IN CAPITAL AND COMMON STOCK
On May 13, 1997, the Company issued 20,221,700 shares in connection with the acquisition of certain assets from IMN Equities, Inc. This transaction resulted in an increase in the equity of the Company of $6,667,066, based on the book value of the assets acquired (a reverse acquisition).

On May 13, 1997, the Company issued 200 shares in connection with the foregoing transaction to certain unrelated individuals, as expenses related to the transaction. The shares were valued at the book value as stated above, and then offset as an expense, resulting in no change to the equity of the Company.

On May 13, 1997, the Company issued 1,100,000 options each to two consulting companies (total options issued - 2,200,000) for services rendered to the Company. The exercise price of $3.00 per share was equal to the market price of the underlying stock on that day. The options were exercised simultaneously, resulting in an increase in equity of $6,600,000.

On August 1, 1997, the Company issued 144,906 shares in connection with the acquisition of Green Shield. The transaction resulted in an increase in the equity of the Company of $961,162, based upon the market price of the stock on the acquisition date.

On August 1, 1997, the Company issued options to purchase shares of the Company stock to a consultant (see "Options and Warrants"). These options were valued in accordance with SFAS 123 (see Note 9 - "Stock Based Compensation"), and a portion was charged to expense and paid-in capital in the amount of $50,891. This transaction had no effect on the equity of the Company.

                                                                         Page 24
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

NOTE 10 - STOCKHOLDERS' EQUITY (CONT'D)

PAID IN CAPITAL AND COMMON STOCK (CONT'D)
On September 16, 1997, the Company issued 110,344 shares in connection with the acquisition of Bay City. The transaction resulted in an increase in the equity of the Company of $399,997, based upon the market price of the stock on the acquisition date.

On September 18, 1997, the Company issued 16,667 shares in connection with the acquisition of Senko. The transaction resulted in an increase in the equity of the Company of $63,501, based upon the market price of the stock on the acquisition date.

On December 2, 1997, the Company issued 461,538 shares in connection with the acquisition of AMNC. The transaction resulted in an increase in the equity of the Company of $1,384,120, based upon the market price of the stock on the acquisition date.

On December 22, 1997, the Company issued 11,320 shares in connection with the acquisition of Jefferson. The transaction resulted in an increase in the equity of the Company of $36,790, based upon the market price of the stock on the acquisition date.

On December 30, 1997, the Company issued 333,333 shares in connection with the acquisition of Potomac. The transaction resulted in an increase in the equity of the Company of $1,000,000, based upon the market price of the stock on the acquisition date.

On December 31, 1997, the Company issued preferred stock as described above (see "Preferred Stock" above). The transaction resulted in an increase in the equity of the Company of $1,100,000.

In conjunction with the foregoing sales of shares, the Company paid consulting fees and incurred expenses which were charged to paid-in capital, and resulted in a decrease in the equity of the Company of $635,500.

On December 17, 1997, the Company issued 7,000,000 shares of treasury stock for future use. The shares are held in the corporate name and are unencumbered.

OPTIONS AND WARRANTS
On May 13, 1997, the Company implemented and registered in form S-8, a nonstatutory stock option plan. Under the terms of the plan, the Company can issue up to 4,000,000 stock options, which, upon exercise, are unrestricted shares. The plan calls for issuance of options until December 31, 1999. As indicated above, the Company issued 2,200,000 of these options on May 13, 1997, all of which were exercised.

                                                                         Page 25
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

NOTE 10 - STOCKHOLDERS' EQUITY (CONT'D)

OPTIONS AND WARRANTS (CONT'D)
On August 1, 1997, the Company issued options to a consultant as indicated above. The options grant the right to purchase 75,000 shares at $6.625 until August 1, 1999. There are restrictions as to the number of shares which may be purchased during specific time periods.

On December 31, 1997, in connection with the Preferred Stock subscription agreement described above, the Company issued warrants to purchase 88,000 shares of common stock, which expire December 31, 2000. The strike price is $3.60 per share. There are certain restrictions regarding the exercise which relate to the total stock ownership of the holder, among other things.

SUBSCRIPTIONS TO COMMON STOCK
On May 13, 1997, the Company issued 2,200,000 shares of common stock upon the exercise of stock options described above in the Paid-In capital section. In consideration for the stock, the shareholders executed promissory notes to the Company. The notes are due on or before May 13, 2002. The notes bear interest at 5% per annum, and a financing fee of $330,000 was charged upon the issuance. As of December 31, 1997, total payments against the notes were $458,400. Subsequent to December 31, 1997, (see Note 19 - "Subsequent Events") and prior to the date of this report, one of the consulting companies obtained approximately $3,000,000 in financing of which it has allocated a minimum of $2,000,000 to be paid against the subscription receivable. Therefore, $2,000,000 is presented herein as an asset, while the balance of the subscription is presented as an adjustment to stockholders' equity.

NOTE 11 - EARNINGS PER SHARE

Earnings per share has been computed on the basis of the total weighted average number of shares outstanding.


                                                     DECEMBER 31,              DECEMBER 31,
                                                        1997                     1996
                                               ---------------------    ----------------------

Number of shares outstanding - Start of Period             1,064,300                 1,064,217

Increase in shares outstanding                            30,699,807                        83
                                               ---------------------    ----------------------

Number of shares outstanding - End of period              31,764,107                 1,064,300
                                               =====================    ======================

Weighted Average Number of Shares
Outstanding                                               30,562,402                 1,064,258
                                               =====================    ======================




                                                                         Page 26
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

NOTE 12- ACQUISITION RELATED EXPENSES

This item includes expenses incurred by certain acquired corporations. The results of operations of these companies is included in the statement of income of the Company, effective with the acquisition date. Certain mortgages in process at the acquisition date were completed in the acquired company, which gives rise to these expenses.

NOTE 13- RELATED PARTY TRANSACTIONS

During 1997, the Company was involved in the following related party transactions:

The Company was involved in advances to and from the following related entities. In addition, many of these companies were charged for their share of administrative costs and direct expenses (paid on their behalf) and management fees, which totaled $2,952,813.


         1) Network Title Agency Corporation - 75% owned by a minority shareholder (less than 5%) of the Company, under common administration


         2) C.S. Amsterdam Realty, Inc. - Owned by a minority shareholder (less than 5%) of the Company, under common administration.

         3) UCMC Consulting Corp. - Owned by a majority shareholder of the parent and an employee of the Company, under common administration.

         4) Wireless Mexicano, Inc. - Partially owned by a minority shareholder (less than 5%) of the Company, under common administration.

         5) Edward Capuano - Majority shareholder of the Company.

         6) The Skulsky Trust - The trustee is an employee of the Company, and the trust's beneficiary is a minority shareholder (less than 5%) of the Company.

         7) Seasons Mortgage Group, Inc. - Acquired by Company as part of Potomac acquisition.

The Company and these related parties agreed to an assignment of their intercompany balances to the Skulsky Trust. As of December 31, 1997, the Company owed $4,920,813 to the Skulsky Trust. The debt is interest free with no set repayment terms (see Note 19 - "Subsequent Events"). As of December 31, 1997, Potomac owed Seasons $68,888 (see Notes 3 and 15).

                                                                         Page 27
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

NOTE 14 - OPERATING LEASES

            The Company is obligated under a number of operating leases for its main and branch office facilities. The leases expire on various dates through March 31, 2003.

The rent obligations (including those under the leases signed in 1998, as described in Note 19, "Subsequent Events"), are as follows:


Year ending:          12/31/98            $      1,070,457
                      12/31/99                     778,923
                      12/31/00                     462,527
                      12/31/01                     289,593
                      12/31/02                     114,185
                      Thereafter                    14,433
                                          ----------------

Total                                     $      2,730,118
                                          ================


NOTE 15 - NOTES PAYABLE

IMNF AND ISLAND
In conjunction with the acquisition of ANMC on December 2, 1997 (Note 2), the Company is indebted to the former shareholder of ANMC in the amount of $230,000. The terms of the note provide for a downpayment of $130,000 in January 1998, and monthly principal payments of $15,000 for six months, with a final payment of $10,000 the following month. The note is non-interest bearing. As of December 31, 1997, the outstanding balance was $230,000.

In conjunction with the assignment of the operating assets and liabilities of Bay City from the parent, the Company is indebted to various parties for $83,321. The entire balance is due within twelve months.

GREEN SHIELD MORTGAGE CORP.
Green Shield is indebted to a bank in the amount of $169,111. The obligation is an installment note, with a due date of December 10, 2001. It is payable in monthly installments of $4,109, which includes interest at 7.75%. It is secured by property owned by the former Green Shield shareholder and, per the acquisition agreement, is to be replaced by Company collateral.

1ST POTOMAC MORTGAGE CORP.
Potomac is indebted to a bank in the amount of $199,190. The obligation is a line of credit, and is due in the next twelve months. It bears interest at the rate of prime plus 2%, and is secured by substantially all of the assets of Potomac.

                                                                         Page 28
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

NOTE 15 - NOTES PAYABLE (CONT'D)

1ST POTOMAC MORTGAGE CORP.(CONT'D)
Potomac is indebted to a bank in the amount of $184,811. The obligation is an installment note, with a due date of September 20, 2000. It is payable in monthly installments of $2,079, which includes interest at 9.25%. It is also secured by substantially all of the assets of Potomac.

Potomac is indebted to a former shareholder in connection with a stock redemption in the amount of $134,748. The note is payable in monthly installments of $5,000, including imputed interest at 5.75%, plus certain lump sum payments. The note is due December 30, 1998. The related stock is being held in escrow as collateral.

Potomac is indebted to various other parties in the amount of $132,137. The debts are due at various times, ending in the year 2000. They carry interest rates which range from 9.5% to 10.99%. These loans are unsecured.

Principal payments are due in accordance with the following schedule, for the years ending December 31:

                 1998            $                   818,295
                 1999                                 85,068
                 2000                                182,659
                 2001                                 47,295
                                 ---------------------------

                 Total           $                 1,133,317
                                 ===========================

NOTE 16- CAPITAL LEASE OBLIGATIONS

The Company leases equipment with lease terms expiring through August 2002. Obligations under capital leases are reflected in the accompanying financial statements at the present value of future minimum lease payments, discounted at interest rates ranging from 8.4% to 18%.

                                                                         Page 29
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997


NOTE 16- CAPITAL LEASE OBLIGATIONS (CONT'D)

The future minimum lease obligations under capital leases, and the net present value of the future minimum lease payments, are due as follows, for the years ending December 31,


            1998                                 $       80,167
            1999                                         66,980
            2000                                         48,173
            2001                                         44,483
            2002                                         14,284
                                                 --------------

            Total minimum lease payments                254,087
            Less: Amounts representing interest          42,425
                                                 --------------

            Present value of net minimum
            lease payments                       $      211,662
                                                 ==============

NOTE 17- COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS
The Company has entered into employment contracts with certain senior members of management. Some agreements renew automatically on an annual basis, and others continue until December 2000. Some include provisions for bonuses based on volume at particular locations.

The following schedule presents the minimum amounts due for the next five years under these contracts, assuming the contract continues to renew:

            Years ending December 31,


                              1998     $452,000
                              1999     $452,000
                              2000     $452,000
                              2001     $100,000
                              2002     $100,000

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997


NOTE 17- COMMITMENTS AND CONTINGENCIES (CONT'D)

MORTGAGES
In the normal course of business, the Company enters into commitments to extend mortgages to borrowers whose loans have not closed at year end. On December 31, 1997, those commitments totaled $83,425,596.

Also in the normal course of business, the Company enters into commitments to sell mortgages to investors. These commitments include loans closed before year end, which are currently in inventory, as well as loans closed after year end. On December 31, 1997, those commitments amounted to $94,207,977.

LITIGATION (IMN FINANCIAL CORP.)
In connection with one of the Company's acquisitions, the seller brought an action for breach of contract, seeking specific performance with regard to replacement of collateral of approximately $180,000. The Company has several counterclaims, and corporate counsel has indicated that no determination regarding the outcome of the actions can be made at this time.

LITIGATION (ISLAND MORTGAGE NETWORK, INC.)
Island Mortgage Network, Inc. has been sued by a marketing consultant in a breach of contract action arising out of Island's cancellation of a marketing contract. The plaintiff seeks $160,000 in damages. Management is vigorously contesting the action. Corporate counsel has indicated that no determination regarding the outcome of this case can be made at this time.

Island Mortgage Network, Inc. was also a party to litigation arising from disputes relating to the acquisition of the Company by its major shareholder, and certain related employment contracts. This action has been settled (see Note 19 - "Subsequent Events").

LITIGATION (AMERICAN NATIONAL MORTGAGE CORPORATION)
An associate of ANMC has brought an action for breach of contract, seeking $47,000 in unpaid commissions. The Company claims to have a signed general release from the plaintiff, and intends to vigorously contest the action. Corporate counsel has indicated that no determination regarding the outcome of this action can be made at this time.

                                                                         Page 31
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997


NOTE 17- COMMITMENTS AND CONTINGENCIES (CONT'D)

ENCUMBRANCES
Potomac, acquired on December 29, 1997 (Note 2), owes $774,490 in back payroll taxes to the IRS. The IRS filed a federal tax lien against Potomac on February 2, 1998. Total assets of the Potomac, included herein, potentially exposed to a claim relating to this matter, are $5,523,214, including $4,366,631 of mortgage inventory pledged against the Company's warehouse line advances. In 1998, the Company entered into an agreement with the IRS to make payments of $15,000 per month, until the obligation is satisfied.

CONTINGENCIES - OFF BALANCE SHEET RISK
Service is a general partner in a real estate development company, Thunder Development LTD, Co. The partnership has obligations, under mortgages and promissory notes, to various parties, which total $1,428,777. The total assets of the Service, included herein, potentially exposed to a claim relating to these items, are $1,032,284.

A certificate of deposit of Potomac, totaling $500,000, is pledged as collateral for a personal obligation of the former shareholders of Potomac.

OTHER COMMITMENTS
In connection with the acquisitions described above, and the related employment agreements, the Company has agreed to issue additional shares of stock, should certain volume levels be achieved. The agreements state specific numbers of shares (110,000) in some instances , dollar amounts ($1,525,000) to be divided by market value in other instances, and formulas for both dollar amounts and number of shares in still other instances.

OTHER CONTINGENCIES
Potomac redeemed the stock of a former shareholder (see Note 15). Under the terms of the agreement, the underlying stock is to be held in escrow, as collateral for payment on the related note payable. The balance of that note, included herein, is $134,748. Should the Potomac default on the note, the stock could revert back to the former shareholder.

NOTE 18 - CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances at several financial institutions. The Federal Deposit Insurance Corporation insures balances at each institution up to $100,000. Uninsured balances aggregated $1,819,941 at December 31, 1997.

                                                                         Page 32
                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                        (formerly NGT Enterprises, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

NOTE 19 - SUBSEQUENT EVENTS

On March 1, 1998, the Company entered into a lease agreement for an office facility in Fort Washington, Pennsylvania. The obligation under this lease is included in the obligations set forth in Note 14.

On March 13, 1998, a settlement agreement was executed between Donald Henig and the Company's major shareholder, among others, including Island Mortgage Network, Inc. Under the agreement, Donald Henig received $100,000 and the transfer of ownership of common stock (a 5% interest) in Mortgage Tech Group, Ltd. The cash and stock were corporate assets of Island Mortgage Network, Inc. The major shareholder has agreed that the Company thereby satisfied his (personal) obligation under the settlement agreement, and that he is indebted to the Company in the amount of $260,293 ($100,000 cash and stock valued at $160,293).

On February 20, 1998, the Company entered into a Securities Purchase Agreement. Under the terms of the agreement, the buyer would receive 8% Convertible Preferred Stock and warrants to purchase additional shares. The proceeds to the Company were $1,500,000. The agreement provided for the issuance of preferred shares and warrants. The shares are convertible at 75% of the average closing bid prices of the Company's common stock as quoted by Bloomberg, LP for the five-day trading period (the "Average Price") ending on the day prior to the date of the conversion (the "Conversion Price"). The Conversion Price may not be greater than 120% of the Average Price on the closing date (the "Maximum Price"). The warrants expire on February 20, 2001 and are exercisable at 120% of the market price on the date of exercise.

In March 1998, one of the consulting companies owing the stock subscription receivable to the Company obtained approximately $3,000,000 in financing. The consulting company has allocated $2,000,000 of those funds to be paid against the subscription receivable. The Company intends to reduce its debt to the Skulsky Trust by the same $2,000,000.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the Company's Accountants on accounting or financial disclosures.


                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons Compliance with Section 16(a) of the Exchange Act
            -------------------------------------------------

Directors, Executive Officers and Key Employees

The Directors, Executive Officers and Key Employees of the Company are as follows:

   NAME                       AGE             POSITION
   ----                       ---             --------

  Edward R. Capuano          52          Chief Executive Officer, Chairman,
                                             President and Director

  Cindy L. Eisle             33          Chief Financial Officer and Treasurer

  James Richmond             52          Executive Vice President

  Pargie Raiola              56          Senior Vice President

  James Britton              51          Senior Vice President

  Patrick A. Reilly          41          Secretary and General Counsel



         EDWARD R. CAPUANO is the Chief Executive Officer, President, Chairman and sole director of the Company.From 1995 to present Mr. Capuano has served as the President of Island Mortgage. From 1993 to 1995 Mr. Capuano served as the Northeastern Regional Director of United Capital Mortgage Corp. Mr. Capuano earned a B.A. in Business Administration from Manhattan College in 1967.

         CINDY L. EISLE is the Chief Financial Officer and Treasurer of the Company. From 1996 to May 1997 Ms. Eisle has served as the CFO of Island Mortgage. From 1993 to 1996 Ms. Eisle served as the Assistant controller of Midcoast Mortgage Corporation. Ms. Eisle earned a B.S. in Accounting in 1986 from the State University of New York at Binghamton and an M.B.A. in 1992 from Dowling College.

         JAMES RICHMOND is an Executive Vice President of the Company. From 1996 to May 1997 Mr. Richmond served as an Executive Vice President of Island Mortgage Network. From 1995 to 1996 Mr. Richmond served as an Executive Vice President of New Jersey Lenders Corp. From 1993 to 1995 Mr. Richmond served as an Executive Vice President of Globe Mortgage Co. Mr. Richmond has more than 27 years experience in the mortgage banking industry. Mr. Richmond served as the President of the New Jersey Mortgage Bankers Association from 1994 to 1995. Mr. Richmond earned a B.A. in History from the State University of New York at StonyBrook in 1969.

         PARGIE RAIOLA has served as a Senior Vice President of the Company since May 1997. From 1993- May 1997 Mr. Raiola served as a Senior Vice President of Island Mortgage Network. Mr. Raiola has over 30 years experience in the mortgage banking and financial services industry. Mr. Raiola earned a B.A. in Economics from New York University in 1984

         JAMES BRITTON has served as a Senior Vice President of the Company since May 1997. From 1996 to May 1997 Mr. Britton served as a Senior Vice President of Island Mortgage Network. From 1994 to 1996 Mr. Britton served as Regional Manager of Patriot Mortgage Co. From 1993 to 1994 Mr. Britton served as Regional Manager of Affinity National Mortgage.

         PATRICK A. REILLY has served as the Secretary and General Counsel of the Company since 1997. From 1993 to 1996 Mr. Reilly worked as an attorney for Avis, Inc. specializing in environmental, employment and discrimination litigation, divestiture and mergers and acquisitions. Mr. Reilly graduated from Hofstra University School of Law in 1982.


           Directors of the Company are elected for one year terms or until their successors are elected, and officers serve at the pleasure of the Board of Directors.



COMPENSATION OF DIRECTORS

           The Company has not paid and does not presently propose to pay compensation to any director for acting in such capacity, except for nominal sums for attending Board of Directors meetings and reimbursement for reasonable expenses in attending those meetings.


SECTION 16(A) REPORTING

           Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common Stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for these reports have been established. During the year ended December 31, 1997, the Company does not believe any reports required to be filed by Section 16(a) were filed on a timely basis, if at all.


ITEM 10.  EXECUTIVE COMPENSATION


           The following table sets forth certain information regarding compensation paid by the Company during each of the last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who earned in excess of $100,000.

                           SUMMARY COMPENSATION TABLE


                                   Annual                                                         Long
                                   Compensa-                                                      Term
                                   tion                                                           Compensa






                                                                                                  -tion
                                                                                                  Securities
                                                              Other             Restrict-         Underly-
                                                              annual            ed stock          ing                LTIP
Name and                                             Bonus    compen-           award(s)          Options/           Payouts
principal position      Year       Salary ($)        ($)      sation            ($)               SARs (#)           ($)

Edward Capuano          1997       $170,170          0        0                 0                 0                  0
CEO                     1996       $           0     0        0                 0                 0                  0
                        1995       $           0     0        0                 0                 0                  0
======================  =========  ===============   =======  ================  ================  =================  ==============


STOCK OPTION PLANS

1997 Non-Statutory Stock Option Plan

The Company established a non-qualified stock option plan providing for the issuance of up to 4,000,000 shares of Common Stock to its directors, officers, key employees and consultants (the "1997 Plan"). To date, the Company has granted directors, officers and key employees an aggregate of 2,200,000 non-qualified stock options, which have been exercised to date, and 75,000 non-qualified stock options to consultants of the Company, at an exercise price of $6.50 per share. Future grants could have an adverse affect on the market price of the Company's securities.

EMPLOYEE PENSION PLAN

The Company does not currently have an employee pension plan. The Company does maintain a 401(k) plan which it does not contribute to.


LIMITATION ON LIABILITY OF DIRECTOR

           The Delaware General Corporation Law permits Delaware corporations to eliminate or limit the personal liability of a director to the corporation for monetary damages arising from certain breaches of fiduciary duties as a director. The Company's Certificate of Incorporation includes such a provision eliminating the personal liability of directors to the Company and its stockholders for monetary damages for any breach of fiduciary duty as a director, except (i) any breach of a director's duty of loyalty to the Company or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) for any transaction from which the director derived an improper personal benefit; or
(iv) for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law. Directors are also not insulated from liability for claims arising under the federal securities laws. The foregoing provisions of the Company's Certificate of Incorporation may reduce the likelihood of derivative litigation against directors for breaches of their fiduciary duties, even though such an action, if successful, might otherwise have benefitted the Company and its stockholders.

           The Company's Certificate of Incorporation also provides that the Company shall indemnify its directors, officers and agents to the fullest extent permitted by the Delaware General Corporation Law. The Company does not have directors' and officers' liability insurance but may secure such insurance in the future. Furthermore, the Company may enter into indemnity agreements with its directors and officers for the indemnification of and advancing of expenses to such persons to the fullest extent permitted by law.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


           The following table sets forth certain information, as of February 5, 1998, and as adjusted to give effect to the Offering, regarding the beneficial ownership of the Common Stock by (i) each beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, and each executive officer of the Company, and (iii) by all executive officers, directors of the Company as a group.


NAME AND                   NUMBER OF SHARES(2)         PERCENTAGE             PERCENTAGE
ADDRESS(1)                 BENEFICIALLY OWNED          BEFORE OFFERING        AFTER OFFERING
----------                 ------------------          ---------------        --------------

Edward R. Capuano              17,563,057                 69.7%                  68.5%

Cindy L. Eisle                    2,164                     *                      *

James Richmond                    1,163                     *                      *

Pargie Raiola                      -0-                     -0-                    -0-

James Britton                      -0-                     -0-                    -0-

Patrick A. Reilly                  -0-                     -0-                    -0-

All officers and directors
as a group (6 persons)         17,566,384                  69.7%                 68.5%




-----------
*   less than one percent
(1) Unless otherwise indicated each person's address is 520 Broadhollow Road, Mellville, New York 11747.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Managerial and Financial Control

           On May 5, 1997, the Company acquired all the capital stock of Donald Henig, Inc. ("DHI") from IMN Equities for 20,421,700 shares of common stock. This acquisition enables IMN Equities to have majority managerial and financial control in the decision making process of the Company.

Issuance of Stock

           On September 30, 1996, the Company issued 326,000 shares of common stock in consideration for the payment on its behalf of $16,900 in expenses by its president.

Sale of C.S. Amsterdam Realty, Inc.

           DHI sold C.S. Amsterdam Realty, Inc., one of its subsidiaries to a related party. The related party is a minority shareholder (less than 5% non-voting) of the parent company.

           The collateral underlying a company asset is encumbered by a security interest for a liability of a related party. The related party is a minority shareholder (less than 5% non-voting) of the parent company.

           DHI was involved in advances to and from the following related entities. In addition, many of these companies were charged for their share of adminstrative costs, which totaled $218,032.

         1) C.S. Amsterdam Realty, Inc. - Owned by a minority shareholder (less than 5% non-voting) of the parent company.

         2) The Best Mortgage Services of America, Inc. - Was a subsidiary of DHI until December 24, 1996.

         3) UCMC Consulting Corp. - Owned by a majority shareholder of the parent and an employee of DHI.

         4) First Equities Corp. - Formerly parent of DHI.

         5) Edward Capuano - Majority shareholder of DHI.

         6) Wireless Mexicano, Inc. - Owned by a minority shareholder (less than 5% non-voting) of DHI.

         7) Network Title Agency Corporation - 75% owned by a minority shareholder (less than 5% non- voting) of DHI.

         8) The Skulsky Trust - The trustee is an employee of DHI and the trust's beneficiary is a minority shareholder (less than 5% non-voting) of DHI.

         DHI and these related parties agreed to an assignment of their intercompany balances. As of March 31,

1997, DHI owed $1,561,993 to the Skulsky Trust.


ITEM 13.      EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(A) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B).

EXHIBIT
   NO.                     DESCRIPTION
   ---                     -----------

*27                        Financial Data Schedule

-----------------
* Filed herewith

(b) Reports on Form 8-K. The Registrant filed two reports on Form 8-K for reportable events dated October 1, 1997, which reported contained information relating to Item 4, Item 7 and Item 8, and on December 10, 1997 which report contained information relating to Item 2 and
           Item 7.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IMN Financial Corp

                                          By: /s/ Edward Capuano
                                          Edward Capuano, Chief Executive
                                            Officer and Chairman of the Board

           In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

/s/Edward R. Capuano        Chief Executive Officer,      March 31, 1998
Edward R. Capuano           President and Director


/s/ Cindy L. Eisle          Chief Financial Officer       March 31, 1998
Cindy L. Eisle


/s/ Patrick A. Reilly       Secretary                     March 31, 1998
Patrick A. Reilly