Form 10QSB
period 1998-03-31
IMN FINANCIAL CORP
filed 1998-05-21
CIK 353646

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For Qtr. Ended: March 31, 1998 File No.: 2-72849-NY

                               IMN FINANCIAL CORP.
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
                                      ---   ---

Indicate the number of shares outstanding of each of the registrant's classes of stock as of

May 18, 1998:

Common stock, $.001 par value - 31,764,107 shares outstanding.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------
                                   FORM 10-QSB
                                   -----------








                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION

       Item I - FINANCIAL STATEMENTS (Unaudited)

                Condensed Consolidated Balance Sheets -
                   March 31, 1998 and March 31, 1997                         3-4

                Condensed Consolidated Statement of Income -
                   Three Months Ended March 31, 1998 and 1997                  5

                Condensed Consolidated Statement of Cash Flows -
                   Three Months Ended March 31, 1998 and 1997                6-7

                Condensed Consolidated Statement of Retained Earnings          8

                Notes to Financial Statements                                  9

     Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                           10

PART II - OTHER INFORMATION                                                   11
     Exhibit 27   -  Financial Data Schedule


SIGNATURES                                                                    12

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------



                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------


                                     ASSETS
                                     ------







                                                    3/31/98           3/31/97
                                                   Unaudited         Unaudited
                                                  -----------       -----------

ASSETS
    Cash                                           $ 1,563,963       $         0
    Mortgage inventory                              52,648,777
    Points and fees receivable                       4,542,229
    Stock subscription receivable                    1,125,066
    Investments                                      7,585,300
    Prepaid expenses                                 2,386,162
    Property and equipment - net                     1,350,856
    Notes and mortgages receivable                   3,616,367
    Intangible assets - net                          3,943,052
    Other assets                                       276,606
                                                   -----------       -----------

TOTAL ASSETS                                       $79,038,378       $         0
                                                   ===========       ===========

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------


                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------


                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------





                                                      3/31/98          3/31/97
                                                     Unaudited        Unaudited
                                                    -----------      -----------

 LIABILITIES
    Accounts payable and accrued expenses          $  4,151,805    $          0
    Warehouse lines of credit                        52,133,131
    Borrowers escrow funds                              452,393
    Capital lease obligations                           191,691
    Notes payable                                       266,071
    Due to related party                              5,483,627           1,500
    Deferred income                                     664,346
    Deferred income taxes                             1,330,804
                                                   -------------   ------------
         Total Liabilities                           64,673,868           1,500

STOCKHOLDERS' EQUITY
    Preferred stock - authorized 5,000,000 shares
     $.001 par value per share, the number of
     shares outstanding at March 31, 1998 and
     March 31, 1997 - 4,250 and -0-, respectively             4               0
    Common stock - authorized 45,000,000 shares,
     $.001 par value per share, the number of
     shares outstanding at March 31, 1998 and
     March 31, 1997 - 31,764,107 and
     4,257,199, respectively                             31,764             426
    Paid-in capital                                  18,968,260          16,867
    Stock subscription receivable                    (4,141,600)              0
    Unrealized Gain on Available-for-Sale
     Securities                                         374,118               0
    Retained earnings                                  (868,036)        (18,793)
                                                   -------------   ------------

          Total Stockholders' Equity                 14,364,510          (1,500)
                                                   -------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 79,038,378    $          0
                                                   =============   ============

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ------------------------------------------
                                   (Unaudited)



                                                 Three Months       Three Months
                                                    Ended              Ended
                                                   3/31/98            3/31/97
                                               -------------       -------------

OPERATING INCOME
    Points, Fees and Premium Income             $   5,290,460      $         0
    Interest Income                                   635,858                0
                                                -------------      -----------

         Total Operating Income                     5,926,318                0
                                                -------------      -----------

OPERATING EXPENSES
    General and Administrative Expenses             4,662,944                0
    Interest Expense                                  891,790                0
    Depreciation                                       65,015                0
    Amortization of Acquisition Goodwill              154,920                0
    Other Amortization                                 24,649                0
                                                -------------      -----------

         Total Operating Expenses                   5,799,318                0
                                                -------------      -----------

Income from Operations                                127,000                0

Income from Subsidiary                                 30,715                0
                                                -------------      -----------

Income before Provision for Income Taxes              157,715                0

Provision for Income Taxes                              8,963                0
                                                -------------      -----------

Net Income                                      $     148,752      $         0
                                                =============      ===========

Weighted Average Number of Shares Outstanding      31,764,107        1,064,300
                                                =============      ===========

Basic Earnings per share                        $      0.0047      $         0
                                                =============      ===========

Diluted Earnings per share                      $      0.0047      $         0
                                                =============      ===========

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                   (Unaudited)



                                                     Three Months   Three Months
                                                         Ended         Ended
                                                        3/31/98       3/31/97
                                                      -----------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                       $      148,752        $   0
    Adjustments to reconcile net income to net cash
         provided by operating activities:
         Amortization                                        179,569           0
         Depreciation                                         65,015           0
         Income from subsidiary                             (30,715)
    Changes in assets and liabilities                    (2,141,136)           0
                                                     ---------------       -----

Net cash provided (used) by operating activities         (1,778,515)           0
                                                     ---------------       -----

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                     (100,791)           0
    Purchase of intangible assets                            (3,315)           0
    Mortgages originated - net                         (133,432,375)           0
    Mortgages sold                                       124,936,217           0
                                                     ---------------       -----

Net cash provided (used) by investing activities         (8,600,264)           0
                                                     ---------------       -----

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of preferred stock                                1,274,970           0
    Notes receivable advanced                            (1,345,387)
    Advances from related parties                            624,200           0
    Proceeds from warehouse line of credit               130,764,000           0
    Repayments of warehouse line of credit             (122,283,369)           0
    Collection of stock subscriptions                        874,934
    Collection of notes receivable                             5,656           0
                                                     ---------------       -----

Net cash provided by financing activities                  9,915,004           0
                                                     ---------------       -----

Net increase (decrease) in cash and equivalents            (463,775)           0

Cash Balance at Beginning of Period                        2,027,738           0
                                                     ---------------       -----

Cash Balance at End of Period                        $    1,563,963        $   0
                                                     ===============       =====

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                   (Unaudited)



                                                  Three Months      Three Months
                                                     Ended              Ended
                                                    3/31/98            3/31/97
                                                 -------------     -------------

SUPPLEMENTAL DISCLOSURES:
    Interest expense                              $  891,790           $       0
                                                  ==========           =========

    Income taxes                                  $   27,999           $       0
                                                  ==========           =========



SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:



Increase in Market Value of Available-for-Sale
     Securities                                   $   18,824           $       0
                                                  ==========           =========

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

              CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS
              -----------------------------------------------------
                                   (Unaudited)





RETAINED EARNINGS - JANUARY 1, 1998                              $   (1,016,788)

Net Income                                                              148,752
                                                                ---------------

RETAINED EARNINGS - MARCH 31, 1998                               $     (868,036)
                                                                ===============

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


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


NOTE 2 - EARNINGS PER SHARE

     Earnings per share have been computed on the basis of the total weighted average number of shares outstanding at March 31, 1998 and 1997.


                                                   MARCH 31,           MARCH 31,
                                                     1998                1997
                                                  ----------           ---------

Number of shares outstanding - Start Up Period      31,764,107         1,064,300

Increases of shares                                          0                 0
                                                  ------------      ------------

Number of shares outstanding - End of period        31,764,107         1,064,300
                                                  ============      ============

Weighted Average Number of Shares
Outstanding                                         31,764,107         1,064,300
                                                  ============      ============


NOTE 3 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of IMN Financial Corp. and its wholly owned subsidiaries, Island Mortgage Network, Inc., Citizens Mortgage Service Company, First Equities Service Corp. and First Equities Commercial Corp. All significant intercompany balances and transactions have been eliminated in consolidation.


NOTE 4 - SALE OF SUBSIDIARIES

     The Company sold Green Shield Mortgage Corp., 1st Potomac Mortgage Corporation and American National Mortgage Corporation (former subsidiaries) during the first quarter of 1998. Preceding the sales, the Company removed certain assets pertaining to the business operations, which will be continued by the Company's subsidiary, Island Mortgage Network, Inc. These subsidiaries were sold for book value, resulting in no gain or loss to the Company.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS - MARCH 31, 1998 VS. MARCH 31, 1997
---------------------------------------------------------

     The increase of revenue, operating expenses, gross profit, general and administrative expenses and net income (loss) for both the three months ended March 31, 1998 verses the same periods in 1997, are completely due to the acquisition by the Company of Donald Henig, Inc., an active mortgage banker, in May of 1997, and other subsequent subsidiary acquisitions.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company believes that current operations will provide adequate cash flow to meet current obligations. The Company has $1,125,066 in subscription receivables, $4,542,229 in points and fees receivable and investments of $7,585,300 as its present capital resources. Management believes that these resources provide adequate working capital for the Company.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             The exhibits filed as part of this report are listed below.



                                   DESCRIPTION
A) EXHIBITS
             27        Financial Data Schedule


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

              *        Form 10KSB - For the Year Ended December 31, 1997













             *      Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    IMN FINANCIAL CORP. AND SUBSIDIARIES.



Dated: May 19, 1998                  \s\ EDWARD CAPUANO
                                     ------------------------------------
                                     EDWARD CAPUANO - President, Principal
                                     Executive Officer and Principal Financial
                                     Officer