Form 10QSB
period 1998-06-30
IMN FINANCIAL CORP
filed 1998-08-14
CIK 353646

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For Qtr. Ended: June 30, 1998 File No.: 2-72849-NY

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

Indicate the number of shares outstanding of each of the registrant's classes of stock as of August 15, 1998:

Common stock, $.001 par value - 24,764,201 shares outstanding.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------
                                   FORM 10-QSB
                                   -----------








                                      INDEX

PART I - FINANCIAL INFORMATION

       Item I - FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Balance Sheets -
                   June  30, 1998 and June 30, 1997                         3-4


Condensed Consolidated Statement of Income -
                   Six Months Ended June  30, 1998 and June 30, 1997          5



Condensed Consolidated Statement of Income -
                     Three Months Ended June  30, 1998 and June 30, 1997      6

               Condensed Consolidated Statement of Cash Flows -
                   Three Months Ended June  30, 1998 and June 30, 1997      7-8


               Condensed Consolidated Statement of Retained Earnings          9


Notes to Financial Statements                                             10-11

Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                            12-13


PART II - OTHER INFORMATION                                                  14


SIGNATURES                                                                   15

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                         16

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------



                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------


                                     ASSETS
                                     ------







                                                    6/30/98             6/30/97
                                                   Unaudited           Unaudited
                                                  -----------        -----------

ASSETS
    Cash                                           $ 2,905,908       $   232,333
    Mortgage inventory                              59,839,563        16,253,149
    Points and fees receivable                       4,396,093           368,100
    Stock subscription receivable                            0         6,600,000
    Other current receivables                          754,310           144,967
    Investments                                      7,356,558         5,660,293
    Prepaid expenses                                 4,727,117         1,798,493
    Property and equipment - net                     1,583,210           489,795
    Notes and mortgages receivable                   4,219,964         2,296,229
    Intangible assets - net                          4,377,447           694,649
    Other assets                                        85,167            69,994
                                                   -----------       -----------

TOTAL ASSETS                                       $90,245,337       $34,608,002
                                                   ===========       ===========

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------
                                  FORM 10 - QSB
                                  -------------


                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------


                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------





                                                     6/30/98         6/30/97
                                                    Unaudited       Unaudited
                                                  ------------    ------------

 LIABILITIES
    Accounts payable and accrued expenses         $  4,794,209    $  1,902,274
    Warehouse lines of credit                       59,258,693      15,880,615
    Borrowers escrow funds                             272,393         364,621
    Capital lease obligations                          191,054         146,470
    Notes payable                                      585,586               0
    Due to related party                             7,098,595       2,196,436
    Deferred income                                  1,175,540         280,809
    Deferred income taxes                              415,019               0
    Other liabilities                                        0           5,374
                                                  ------------    ------------
          Total Liabilities                         73,791,089      20,776,599


STOCKHOLDERS' EQUITY
    Preferred stock - authorized 5,000,000 shares
     $.001 par value per share, the number of
     shares outstanding at June 30, 1998 and
     June 30, 1997 - 4,250 and -0-, respectively          4               0
    Common stock - authorized 45,000,000 shares,
     $.001 par value per share, the number of
     shares outstanding at June 30, 1998 and
     June 30, 1997 - 31,764,201 and
     23,686,700, respectively                           31,858           2,369
    Paid-in capital                                 20,548,166      13,639,304
    Stock subscription receivable                   (3,766,666)              0
    Unrealized Gain on Available-for-Sale
          Securities                                   253,129               0
    Retained earnings                                 (612,243)        189,730
                                                  ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                16,454,248      13,831,403
                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 90,245,337    $ 34,608,002
                                                  ============    ============

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ------------------------------------------
                                   (Unaudited)



                                                     Six Months      Six Months
                                                        Ended           Ended
                                                       6/30/98         6/30/97
                                                    ------------     ----------

OPERATING INCOME
    Points, Fees and Premium Income                 $ 11,352,545    $  2,296,774
    Interest Income                                    1,593,150         150,138
                                                    ------------    ------------

         Total Operating Income                       12,945,695       2,446,912
                                                    ------------    ------------

OPERATING EXPENSES
    General and Administrative Expenses                9,932,347       2,013,874
    Interest Expense                                   2,210,085         171,480
    Depreciation                                         135,904          25,316
    Amortization of Acquisition Goodwill                  84,006               0
    Other Amortization                                    51,247          29,219
                                                    ------------    ------------

         Total Operating Expenses                     12,413,589       2,239,889
                                                    ------------    ------------

Income from Operations                                   532,106         207,023

Income (loss) from Subsidiary                            (77,038)              0
                                                    ------------    ------------

Income before Provision for Income Taxes                 455,068         207,023

Provision for Income Taxes                                50,523               0
                                                    ------------    ------------

Net Income                                          $    404,545    $    207,023
                                                    ============    ============

Weighted Average Number of Shares Outstanding         31,764,157       5,503,629
                                                    ============    ============

Basic Earnings per share                            $     0.0127    $     0.0376
                                                    ============    ============

Diluted Earnings per share                          $     0.0127    $     0.0376
                                                    ============    ============

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ------------------------------------------
                                   (Unaudited)



                                                    Three Months    Three Months
                                                        Ended          Ended
                                                       6/30/98        6/30/97
                                                    ------------    -----------

OPERATING INCOME
    Points, Fees and Premium Income                 $ 6,062,085      $ 2,296,774
    Interest Income                                     957,292          150,138
                                                    -----------      -----------

         Total Operating Income                       7,019,377        2,446,912
                                                    -----------      -----------

OPERATING EXPENSES
    General and Administrative Expenses               5,156,486        2,012,374
    Interest Expense                                  1,318,295          171,480
    Depreciation                                         70,889           25,316
    Amortization of Acquisition Goodwill                 42,003                0
    Other Amortization                                   26,598           29,219
                                                    -----------      -----------

         Total Operating Expenses                     6,614,271        2,238,389
                                                    -----------      -----------

Income from Operations                                  405,106          208,523

Income (loss) from Subsidiary                          (107,715)               0
                                                    -----------      -----------

Income before Provision for Income Taxes                297,391          208,523

Provision for Income Taxes                               41,560                0
                                                    -----------      -----------

Net Income                                          $   255,831      $   208,523
                                                    ===========      ===========

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                   (Unaudited)



                                                    Six Months          Six Months
                                                      Ended                Ended
                                                     6/30/98              6/30/97
                                                    ----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                        $     404,545    $     207,023
    Adjustments to reconcile net income to net cash
         provided by operating activities:
         Amortization                                       135,253           29,219
         Depreciation                                       135,904           25,316
         Loss from subsidiary                                77,038                0
    Changes in assets and liabilities                    (4,503,949)      (5,424,085)
                                                      -------------    -------------

Net cash (used in)  operating activities                 (3,751,209)      (5,162,527)
                                                      -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                     (294,128)         (31,515)
    Purchase of intangible assets                            (3,315)        (209,153)
    Mortgages originated - net                         (288,222,964)     (35,195,259)
    Mortgages sold                                      272,536,020       37,743,126
                                                      -------------    -------------

Net cash provided by (used in) investing activities     (15,984,387)       2,307,199
                                                      -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of preferred stock                               2,554,970                0
    Notes receivable advanced                            (1,954,639)               0
    Advances from related parties                         2,020,997          492,533
    Proceeds from warehouse line of credit              269,810,659       34,843,306
    Repayments of warehouse line of credit             (254,204,466)     (32,366,825)
    Collection of stock subscriptions                     2,374,934                0
    Collection of notes receivable                           11,311            1,886
                                                      -------------    -------------

Net cash provided by financing activities                20,613,766        2,970,900
                                                      -------------    -------------

Net increase (decrease) in cash and equivalents             878,170          115,572

Cash Balance at Beginning of Period                       2,027,738          116,761
                                                      -------------    -------------

Cash Balance at End of Period                         $   2,905,908    $     232,333
                                                      =============    =============

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                   (Unaudited)



                                                 Six Months      Six Months
                                                   Ended           Ended
                                                  6/30/98         6/30/97
                                                 ----------      ----------

SUPPLEMENTAL DISCLOSURES:
    Interest expense                            $2,210,085       $  171,480
                                                ===========      ==========

    Income taxes                                $   69,559       $        0
                                                ===========      ==========



SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:



Decrease in Market Value of Available-for-Sale
          Securities                            $  102,165       $        0
                                                ===========      ==========

Assets distributed to reduce debt               $4,339,089       $        0
                                                ===========      ==========

Stock issued in conjunction with acquisitions   $  300,000       $        0
                                                ===========      ==========

Notes payable issued in conjunction with
          acquisitions                          $  394,710       $        0
                                                ===========      ==========



                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

              CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS
              -----------------------------------------------------
                                   (Unaudited)





RETAINED EARNINGS - JANUARY 1, 1998                                 $(1,016,788)

Net Income                                                              404,545
                                                                    -----------

RETAINED EARNINGS - JUNE 30, 1998                                   $  (612,243)
                                                                    ===========

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


NOTE 2 - EARNINGS PER SHARE

         Earnings per share have been computed on the basis of the total weighted average number of shares outstanding at June 30, 1998 and 1997.


                                                        JUNE 30,       JUNE 30,
                                                          1998           1997
                                                      -----------   -----------

Number of shares outstanding - Start Up Period         31,764,107   5,503,629

Increases of shares                                            94           0
                                                      -----------   -----------

Number of shares outstanding - End of period           31,764,201   5,503,629
                                                      ===========   ===========

Weighted Average Number of Shares
Outstanding                                            31,764,150   5,503,629
                                                      ===========   ===========


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

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


NOTE 5 - PREFERRED STOCK

         On February 20, and March 31, 1998, respectively, the Company entered into two Securities Purchase Agreements. Under the terms of the agreements, the buyers would receive 8% Convertible Preferred Stock and warrants to purchase additional shares. The gross proceeds to the Company were $3,000,000. The agreement provided for the issuance of preferred shares and warrants. The shares are convertible at 75% of the average closing bid prices of the Company's common stock as quoted by Bloomberg, LP for the five-day trading period (the "Average Price") ending on the day prior to the date of the conversion (the "Conversion Price"). The Conversion Price may not be greater than 120% of the Average Price on the closing date (the "Maximum Price"). The warrants expire on March 31, 2003 and are exercisable at $2.00 per share. The Company issued additional warrants to the convertible preferred stockholders' which expire on July 15, 2003 and exercisable at $2.00 per share.


NOTE 6 - SUBSEQUENT EVENTS

         In July 1998, the Company retired 7,000,000 shares of treasury stock previously issued in conjunction with loan negotiations which were concluded without consequence.

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

RESULTS OF OPERATIONS - SIX MONTH PERIOD ENDED JUNE 30, 1998 VS. JUNE 30, 1997

         Total revenues for the six months ended June 30, increased to $12,945,695 as compared to $2,446,912 for the same period in 1997, an increase of 429%. The Company attributes the increase to the various acquisitions since August 1, 1997.

         Total general and administrative expenses for the six months ended June 30, increased to $9,967,787 as compared to $2,013,874 for the same period in 1997, an increase of 395%. The Company attributes the increase to the increase of sales volume mentioned above. This increase is 34% less than the increase in sales due to ongoing acquisitions related cost reductions.

         Total interest expense for the six months ended June 30, increased to $2,210,085 as compared to $171,480 for the same period in 1997, an increase of 1188%. The Company attributes the increase to the increase of sales volume mentioned above.

         Total net income for the six months ended June 30, increased to $404,545 as compared to $207,023 for the same period in 1997, an increase of 95%. The Company attributes the increase to the increase of sales volume mentioned above.

RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED JUNE 30, 1998 VS. JUNE 30, 1997

         Total revenues for the three months ended June 30, increased to $7,019,377 as compared to $2,446,912 for the same period in 1997, an increase of 187%. The Company attributes the increase to the various acquisitions since August 1, 1997.

         Total general and administrative expenses for the three months ended June 30, increased to $5,191,926 as compared to $2,012,374 for the same period in 1997, an increase of 158%. The Company attributes the increase to the increase of sales volume mentioned above. This increase is 29% less than the increase in sales due to ongoing acquisitions related cost reductions.

         Total interest expense for the three months ended June 30, increased to $1,318,295 as compared to $171,480 for the same period in 1997, an increase of 669%. The Company attributes the increase to the increase of sales volume mentioned above.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED JUNE 30, 1998 VS. JUNE 30, 1997 (CONT'D)

         Total net income for the three months ended June 30, increased to $255,831 as compared to $208,523 for the same period in 1997, an increase of 23%. The Company attributes the increase to the increase of sales volume mentioned above.


LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that current operations will provide adequate cash flow to meet current obligations. The Company has $4,396,093 in points and fees receivable and investments of $7,356,558 as its present capital resources. Management believes that these resources provide adequate working capital for the Company.

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

              *       Form 10QSB - For the Quarter Ended September 30, 1997

                      Form 10QT - For the Transition Period October 1, 1996 to
              *               December 31, 1996

              *       Form 10KSB - For the Year Ended December 31, 1997

              *       Form 10QSB - For the Quarter Ended March 31, 1998









        *    Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             IMN FINANCIAL CORP. AND SUBSIDIARIES.



Dated: August 15, 1998
                                       EDWARD CAPUANO - President, Principal
                                       Executive Officer and Principal Financial
                                       Officer