Form 10QSB
period 1998-09-30
IMN FINANCIAL CORP
filed 1998-11-17
CIK 353646

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For Qtr. Ended: September 30, 1998 File No.: 2-72849-NY

                               IMN FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)




            DELAWARE                                         11-2558192
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)





                  520 BROAD HOLLOW ROAD MELVILLE NEW YORK 11746
                    (Address of principal executive offices)



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

Indicate the number of shares outstanding of each of the registrant's classes of stock as of November 13, 1998:

Common stock, $.001 par value - 27,804,201 shares outstanding.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------
                                   FORM 10-QSB
                                   -----------








                                      INDEX

PART I - FINANCIAL INFORMATION

    Item I - FINANCIAL STATEMENTS (Unaudited)

     Condensed Consolidated Balance Sheets -
          September  30, 1998 and September 30, 1997                         3-4


     Condensed Consolidated Statement of Income and Comprehensive Income
          Nine Months Ended September  30, 1998 and September 30, 1997         5



     Condensed Consolidated Statement of Income and Comprehensive Income
          Three Months Ended September 30, 1998 and September 30, 1997         6

     Condensed Consolidated Statement of Cash Flows -
          Nine Months Ended September 30, 1998 and September  30, 1997       7-8


     Condensed Consolidated Statement of Retained Earnings                     9


     Notes to Financial Statements                                         10-11

    Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                         12-14
       .

PART II - OTHER INFORMATION                                                   15


SIGNATURES                                                                    16

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                          17

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------
                                  FORM 10 - QSB
                                  -------------


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------


                                     ASSETS
                                     ------



                                                     9/30/98            9/30/97
                                                    Unaudited          Unaudited
                                                    ---------          ---------

ASSETS
    Cash                                          $  3,523,006      $    725,620
    Mortgage inventory                              73,583,676        23,170,998
    Points and fees receivable                       4,953,683           671,113
    Stock subscription receivable                            0         4,894,488
    Other current receivables                          975,110           477,916
    Investments                                      7,405,297         5,660,293
    Prepaid expenses                                 5,760,721         2,142,222
    Property and equipment - net                     2,888,887           989,613
    Notes and mortgages receivable                   2,259,669         2,290,574
    Intangible assets - net                          6,282,070         2,155,735
    Other assets                                       428,883            91,869
                                                  ------------      ------------

TOTAL ASSETS                                      $108,061,002      $ 43,270,441
                                                  ============      ============



                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------
                                  FORM 10 - QSB
                                  -------------


                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------


                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------





                                                            9/30/98         9/30/97
                                                           Unaudited       Unaudited
                                                           ---------       ---------

 LIABILITIES
    Accounts payable and accrued expenses              $   7,109,954    $   2,405,325
    Warehouse lines of credit                             72,909,932       22,563,966
    Borrowers escrow funds                                   270,371          306,930
    Capital lease obligations                                900,549          330,740
    Notes and mortgages payable                              575,368                0
    Due to related party                                   7,481,812        2,504,488
    Deferred income                                        1,289,397          348,259
    Deferred income taxes                                    698,680                0
    Other liabilities                                            246              966
                                                       -------------    -------------
         Total Liabilities                                91,236,309       28,460,674
                                                       -------------    -------------

STOCKHOLDERS' EQUITY
    Preferred stock - authorized 5,000,000
     shares $.001 par value per share, the number of
     shares outstanding at September 30, 1998
     and September 30, 1997 - 4,250 and -0-,                       4                0
    Common stock - authorized 45,000,000 shares,
     $.001 par value per share, the number of
     shares outstanding at September 30, 1998
     September 30, 1997 - 24,764,201 and
     23,957,917, respectively                                 31,858            2,396
                                                       -------------    -------------
    Paid-in capital                                       20,548,166       14,715,858
    Stock subscription receivable                         (3,766,666)               0
    Unrealized Gain on Available-for-Sale
     Securities                                              259,341                0
    Retained earnings                                       (248,010)          91,513

                                                       -------------    -------------
     Total Stockholders' Equity                           16,824,693       14,809,767
                                                       -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 108,061,002    $  43,270,441
                                                       =============    =============



                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

          CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE
                                     INCOME
                                   (Unaudited)

                                                      Nine Months    Nine Months
                                                         Ended          Ended
                                                        9/30/98        9/30/97
                                                      -----------    -----------
OPERATING INCOME
    Points, Fees and Premium Income                 $ 20,123,188    $  6,757,052
    Interest Income                                    2,833,895         702,909
                                                    ------------    ------------

         Total Operating Income                       22,957,083       7,459,961
                                                    ------------    ------------

OPERATING EXPENSES
    General and Administrative Expenses               10,970,998       4,414,515
    Interest Expense                                   3,796,929         693,035
    Field and Direct Expenses                          6,508,515       2,243,605
    Depreciation                                         241,194               0
    Amortization of Acquisition Goodwill                 204,944               0
    Other Amortization                                    77,846               0
                                                    ------------    ------------

         Total Operating Expenses                     21,800,426       7,351,155
                                                    ------------    ------------

Income from Operations                                 1,156,657         108,806

Income (loss) from Subsidiary                            (34,511)              0
                                                    ------------    ------------

Income before Provision for Income Taxes               1,122,146         108,806

Provision for Income Taxes                               353,368               0
                                                    ------------    ------------

NET INCOME                                               768,778         108,806

Other Comprehensive Income

Unrealized Gain on Available-For-Sale Securities          24,847               0
                                                    ------------    ------------
    (Net of Income Tax of $12,800)

COMPREHENSIVE INCOME                                $    793,625    $    108,806
                                                    ============    ============

Weighted Average Number of Shares                     29,430,831      10,115,928
Outstanding
                                                    ============    ============

Basic Earnings per share                            $     0.0261    $     0.0108
                                                    ============    ============

Diluted Earnings per share                          $     0.0261    $     0.0108
                                                    ============    ============

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

          CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE
                                     INCOME
                                   (Unaudited)


                                                     Three Months   Three Months
                                                         Ended         Ended
                                                        9/30/98       9/30/97
                                                     ------------   ------------

OPERATING INCOME
    Points, Fees and Premium Income                   $ 8,770,643   $ 4,460,278
    Interest Income                                     1,240,745       552,771
                                                      -----------   -----------

         Total Operating Income                        10,011,388     5,013,049
                                                      -----------   -----------

OPERATING EXPENSES
    General and Administrative Expenses                 4,380,936     3,399,907
    Field and Direct Expenses                           3,166,230     1,191,304
    Interest Expense                                    1,586,844       521,555
    Depreciation                                          105,290             0
    Amortization of Acquisition Goodwill                  120,938             0
    Other Amortization                                     26,599             0
                                                      -----------   -----------

         Total Operating Expenses                       9,386,837     5,112,766
                                                      -----------   -----------

Income from Operations                                    624,551       (99,717)

Income (loss) from Subsidiary                              42,527             0
                                                      -----------   -----------

Income before Provision for Income Taxes                  667,078       (99,717)

Provision for Income Taxes                                302,845             0
                                                      -----------   -----------

NET INCOME                                                364,233       (99,717)

Other Comprehensive Income

Unrealized Gain on Available-For-Sale Securities
    (Net of Income Tax of $3,185)                           6,182             0
                                                      -----------   -----------

COMPREHENSIVE INCOME                                  $   370,415   $   (99,717)
                                                      ===========   ===========


                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                       Nine Months        Nine Months
                                                          Ended              Ended
                                                         9/30/98            9/30/97
                                                        ----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                        $     768,778    $     108,806
    Adjustments to reconcile net income to net
         provided by operating activities:
         Amortization                                       204,944           67,882
         Depreciation                                       241,194           50,632
         Loss from subsidiary                                34,511
    Changes in assets and liabilities                    (5,005,476)      (1,076,102)
                                                      -------------    -------------

Net cash (used in)  operating activities                 (3,756,049)        (848,782)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                     (543,564)        (347,680)
    Purchase of intangible assets                          (462,212)        (402,433)
    Mortgages originated - net                         (459,122,882)    (124,537,793)
    Mortgages sold                                      435,513,216      115,072,077
                                                      -------------    -------------

Net cash provided by (used in) investing activities     (24,615,442)     (10,215,829)

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock                                          0        1,705,512
    Sale of preferred stock                               2,554,970                0
    Advances from related parties                         2,448,362          800,585
    Proceeds from warehouse line of credit              437,202,974      113,122,588
    Repayments of warehouse line of credit             (414,263,811)    (103,962,756)
    Repayment of capital lease obligations                 (130,349)
    Repayment of notes and mortgages payable               (188,829)
    Collection of stock subscriptions                     2,374,934                0
    Collection of notes receivable                           16,967            7,541
                                                      -------------    -------------

Net cash provided by financing activities                30,015,218       11,673,470
                                                      -------------    -------------

Net increase (decrease) in cash and equivalents           1,643,727          608,859
Cash acquisition adjustment                                (148,459)
Cash Balance at Beginning of Period                       2,027,738          116,761
                                                      -------------    -------------

Cash Balance at End of Period                         $   3,523,006    $     725,620
                                                      =============    =============


                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                                  FORM 10 - QSB

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                               Nine Months      Nine Months
                                                                  Ended            Ended
                                                                 9/30/98          9/30/97
                                                               -----------      -----------

SUPPLEMENTAL DISCLOSURES:

Interest expense                                               $3,796,929       $  693,035
                                                               ==========       ==========

Income taxes                                                   $   69,707       $        0
                                                               ==========       ==========



SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:



Decrease in Market Value of Available-for-Sale                 $   95,953       $        0
Securities
                                                               ==========       ==========

Assets distributed to reduce debt                              $4,339,089       $        0
                                                               ==========       ==========

Stock issued in conjunction with acquisitions                  $  300,000       $        0
                                                               ==========       ==========

Notes payable issued in conjunction with acquisitions          $  354,710       $        0
                                                               ==========       ==========

Assets acquired through the issuance of common stock           $        0       $5,971,042
                                                               ==========       ==========

Equipment acquired through capital lease obligations           $        0       $  181,969
                                                               ==========       ==========

Assets and liabilities acquired in exchange for contingent     $9,408,155       $        0
                                                               ==========       ==========
  Liability

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

              CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                   (Unaudited)





RETAINED EARNINGS - JANUARY 1, 1998                                 $(1,016,788)

Net Income                                                              768,778
                                                                    -----------

RETAINED EARNINGS - SEPTEMBER 30, 1998                              $  (248,010)
                                                                    ===========

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and item 310 (b) of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's 1997 annual report filed on form 10-KSB.


NOTE 2 - EARNINGS PER SHARE

        Earnings per share have been computed on the basis of the total weighted average number of shares outstanding at September 30, 1998 and 1997.


                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                         1998        1997
                                                     ------------- -------------

Number of shares outstanding - Start of period         31,764,107      1,064,300

Decreases                                              (7,000,000)             0
Increases                                                      94     22,893,617
                                                      -----------    -----------

Number of shares outstanding - End of period           24,764,201     23,957,917
                                                      ===========    ===========

Weighted Average Number of Shares
Outstanding                                            29,430,831     10,115,928
                                                      ===========    ===========




NOTE 3 - PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements of the Company include the accounts of IMN Financial Corp. and its wholly owned subsidiaries, Island Mortgage Network, Inc., Citizens Mortgage Service Company, First Equities Service Corp., First Equities Commercial Corp. and Bankers Direct Mortgage Corp.. All significant intercompany balances and transactions have been eliminated in consolidation.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - SALE AND ACQUISITIONS OF SUBSIDIARIES

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

        On September 10, 1998, the Company acquired 100% of the capital stock of Bankers Direct Mortgage Company. The stock was acquired under an agreement which calls for quarterly payments to the seller of one-eighth of one point on all loans closed in the two subsequent years, provided certain conditions are met.


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


NOTE 6 - SUBSEQUENT EVENTS

        On October 27, 1998, the Company agreed to a repurchase of its Series B Convertible Preferred Stock. Pursuant to the Agreement, the holders of such Preferred Stock agreed to convert the 3,040 shares of Preferred Stock into 3,040,000 shares of Common Stock (on the basis of $1.00 per share) and the Company, or its assignee agreed to purchase the 3,040,000 shares (less 750,000 shares) for approximately $3,040,000. The holders of the 750,000 shares of Common Stock also agreed to a schedule limiting the resale of the 750,000 shares and an increase in their warrant exercise price.

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

RESULTS OF OPERATIONS - NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 VS.
----------------------------------------------------------------------
SEPTEMBER 30, 1997
------------------

             Total revenues for the nine months ended September 30, increased to $22,957,083 as compared to $7,459,961 for the same period in 1997, an increase of 208%. The Company attributes the increase to the various acquisitions since August 1, 1997.

             Total general and administrative expenses for the nine months ended September 30, increased to $10,970,998 as compared to $4,414,515 for the same period in 1997, an increase of 149%. The Company attributes the increase to the increase of sales volume mentioned above. This increase is 59% less than the increase in sales due to ongoing acquisitions related cost reductions.

             Total interest expense for the nine months ended September 30, increased to $3,796,929 as compared to $693,035 for the same period in 1997, an increase of 448%. The Company attributes the increase to the increase of sales volume mentioned above.

             Total field and direct expenses for the nine months ended September 30, increased to $6,508,515 as compared to $2,243,605 for the same period in 1997, an increase of 190%. The Company attributes the increase to the increase of sales volume mentioned above. This increase is 18% less than the increase in sales due to ongoing acquisitions related cost reductions.

             Total net income for the nine months ended September 30, increased to $768,778 as compared to $108,806 for the same period in 1997, an increase of 607%. The Company attributes the increase to the increase of sales volume mentioned above.

RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 VS.
-----------------------------------------------------------------------
SEPTEMBER 30, 1997
------------------

             Total revenues for the three months ended September 30, increased to $10,011,388 as compared to $5,013,049 for the same period in 1997, an increase of 100%. The Company attributes the increase to the various acquisitions since August 1, 1997.

             Total general and administrative expenses for the three months ended September 30, increased to $4,380,936 as compared to $3,166,230 for the same period in 1997, an increase of 38%. The Company attributes the increase to the increase of sales volume mentioned above. This increase is 62% less than the increase in sales due to ongoing acquisitions related cost reductions.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 VS.
-----------------------------------------------------------------------
SEPTEMBER  30, 1997 (CONTD.)
----------------------------


        Total interest expense for the three months ended September 30, increased to $1,586,844 as compared to $521,555 for the same period in 1997, an increase of 204%. The Company attributes the increase to the increase of sales volume mentioned above.

        Total field and direct expenses for the three months ended September 30, increased to $3,166,230 as compared to $1,191,304 for the same period in 1997, an increase of 166%. The Company attributes the increase to the increase of sales volume mentioned above.

        Total net income (loss) for the three months ended September 30, increased to $364,233 as compared to $(99,717) for the same period in 1997, an increase of 465%. The Company attributes the increase to the increase of sales volume mentioned above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Company believes that current operations will provide adequate cash flow to meet current obligations. The Company has $4,953,683 in points and fees receivable and investments of $7,405,297 as its present capital resources. Management believes that these resources provide adequate working capital for the Company.


YEAR 2000
---------

THE COMPANY'S STATE OF READINESS
--------------------------------

        80% of the Company's information technology systems are presently year 2000 compliant, including having been tested as to their compliance. The remaining 20% of the systems are expected to be upgraded and tested within the next several months, resulting in year 2000 compliance by early 1999. In addition, the Company is regulated by the NYS Banking Department, which is overseeing the year 2000 compliance of the systems through various questionnaires. Thus, far, the Company is in compliance with the oversight of the NYS Banking Department.

        Year 2000 compliance of the Company's non-information technology systems has not yet been addressed. The year 2000 compliance of these systems is expected to be addressed and in place by mid 1999.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 (CONTD.)
------------------
        There are currently several third parties whose year 2000 compliance is important to the Company's continuing operation. These include banks and other financial institutions which provide the Company's operational financing. The Company is presently developing questionnaires to be answered by the third parties regarding their level of year 2000 compliance. In addition, the NYS Banking Department is overseeing the year 2000 compliance of the systems for some of these third parties as well.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES
---------------------------------------------------
        The company is in the process of replacing the remaining outdated information technology systems within the next several months. This replacement encompasses the remaining 20% of the system which will be year 2000 noncompliant. These costs are not directly associated with making the systems year 2000 compliant, as they are incurred in connection with the routine upgrade of the systems.

        The estimated year 2000 costs in connection with the non-information technology systems and third party compliance is not expected to exceed $15,000.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES
-------------------------------------------
        The most likely worst case scenario with regard to the Company's information technology and non-information technology systems would be in connection with several small branches which operate independently. Should there be a problem with their systems, the operations could be carried on from the main location in the interim. The potential lost revenue from such an event would be immaterial in amount.

        The most likely worst case scenario with regard to the third parties would be in connection with their ability to provide timely financing. The Company has lines of credit with several different financial institutions in order to provide financing. In the event that one or more were to be affected by year 2000 issues, the remaining available lines of credit should provide the financing necessary to continue the normal day to day operations of the business. The potential lost revenue in connection with the aforementioned scenario should be minimal.

THE COMPANY'S CONTINGENCY PLANS
-------------------------------
        Presently, the contingency plans that exist are discussed above in "The risks of the Company's year 2000 issues" section. Over the next several months, the Company will evaluate the current contingency plans to determine if any modifications are necessary.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                                  FORM 10 - QSB

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The exhibits filed as part of this report are listed below.


                            DESCRIPTION
                            -----------
A) EXHIBITS
        27          Financial Data Schedule


B) REPORTS
        *           Form 8-K dated May 5, 1997

        *           Form 8-K-A dated August 1,1997

        *           Form 8-K dated September 16, 1997

        *           Form 8-K dated September 10, 1998

        *           Form 8-K dated November 2, 1998

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

        *           Form 10QSB - For the Quarter Ended September 30, 1997

                    Form 10QT - For the Transition Period October 1, 1996 to
        *                   December 31, 1996

        *           Form 10KSB - For the Year Ended December 31, 1997

        *           Form 10QSB - For the Quarter Ended March 31, 1998

        *           Form 10QSB - For the Quarter Ended June 30, 1998






*       Incorporated by reference.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             IMN FINANCIAL CORP. AND SUBSIDIARIES.



Dated: November 13, 1998             ----------------------------
                                     EDWARD CAPUANO - President, Principal
                                     Executive Officer and Principal Financial
                                     Officer