Form 10KSB
period 1998-12-31
IMN FINANCIAL CORP
filed 1999-04-13
CIK 353646

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                   FORM 10-KSB

(Mark One)

[X]  Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to______________

Commission File No. 2-72849-NY

                               IMN FINANCIAL CORP.
                               -------------------
            (Exact name of registrant as specified in its character)

           Delaware                                  11-2558192
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

520 Broadhollow Road Melville, New York                 11747
---------------------------------------                 -----
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code:     (516) 844-9805
                                                         -------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class               Name of each exchange on which registered
-------------------               -----------------------------------------
Not Applicable                                     None

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
Yes X  No
   ---    ----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any
amendment to this Form 10-KSB. Yes       No X
                                  ---       ---
           The issuer's net sales for the most recent fiscal year were $36,400,605.

           The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 26, 1999 was approximately $9,668,719.

           As of March 26, 1999 there were 28,613,021 shares of Common Stock, par value $.001 per share, outstanding.

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

           The Company's business strategy includes (i) geographic expansion throughout the US, (ii) growth through selected acquisitions, (iii) internal growth and (iv) introduction and expansion of new products.

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

           The Company's principal executive offices are located at 520 Broadhollow Road, Suite 200, Melville, New York 11747 (516) 844-9805.

EMPLOYEES

          As of March 25, 1999, the Company had 670 full time employees and 18 part time employees. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


ITEM 2.   PROPERTIES

The Company is obligated under a number of operating leases for its main and branch office facilities. The leases expire on various dates through September 2003. Total rent expense aggregated $1,213,327 and $820,924, for the years ended December 31, 1998 and 1997, respectively.

The lease obligations are as follows, for the years ending December 31,:


                             1999                     $               1,132,266
                             2000                                       800,956
                             2001                                       509,035
                             2002                                       351,572
                             2003                                        83,481
                                                      -------------------------

                                Total                 $               2,877,310
                                                      =========================

ITEM 3.   LEGAL PROCEEDINGS

IMN FINANCIAL:

         IMNF v. Roche, Shields, Lopez, Community Bank of Northern Va., and Congressional Funding in the Federal Court for the Eastern District of Virginia. This is an action seeking $2,000,000 in damages and treble punitive damages for fraud, RICO, and breach of contract involving IMNF's acquisition of 1st Potomac in December, 1997.

         DL Group v. IMN Financial Corp., Island Mortgage Network, American National Mortgage Corp., and Kenneth Barash. Pending in the US District Court for Connecticut. Plaintiff, which ran the net branch in Connecticut for former IMNF subsidiary American, seeks to impose its oral agreement with American on IMNF and Island as successors to American. Plaintiff seeks $236,000 in damages. While some settlement negotiations are in process, the Company intends to file a motion to dismiss the complaint.

         (Arbitration). McAdam Taylor v. IMN Financial. American Arbitration Association, New York. Claimant, the seller of Citizens Mortgage to IMN Financial, seeks $315,000 with interest from November 1997, for alleged failure to pay balance due on Stock Purchase Agreement. IMNF has answered and counterclaimed for undisclosed liabilities.

         Brannock v. CFI and IMNF is an action against CFI, the former owner of the former IMNF subsidiary BDMC. Plaintiff claims he paid $150,000 toward an abortive acquisition of BDMC before the IMNF acquisition. He seeks to impose a constructive trust on the shares of BDMC. IMNF's answer is not yet filed. The Company believes that its maximum potential liability in this case is not material.

ISLAND MORTGAGE NETWORK:

         Paul Brumaire v. Island Mortgage Network is a breach of contract action pending in the Civil Court of the State of New York, Kings County. Plaintiff is seeking $14,500 as repayment of a mortgage commitment fee on a mortgage which never closed. The property was sold at foreclosure thereafter. Defendant has counterclaimed for $2,890. The case is in discovery. (A related matter, is discussed below.)

         Paul Brumaire and Poupette Brumaire v. Isaac Teitelbaum, GreenPoint Savings Bank, Richard Kaplan, Diconza, LaRocca & DiCunto L.L.P., Gem Funding Limited, Alliance Capital, Network Title, Morici & Morici, Island Mortgage Network and Brucha Funding, is a second action brought in federal court for the Eastern District of New York, despite the continuing pendency of the lawsuit referenced above. Plaintiff and his daughter claim $5,000,000 in actual and $2,000,000 in punitive damages against a group of ten defendants, consisting of every entity which was involved in an abortive plan to refinance two commercial properties plaintiffs owned in Brooklyn, New York. Two motions to dismiss the complaint were granted, but plaintiff has leave to replead one last time. The Company believes that its maximum potential liability is not material.

         Crowley v. Island Mortgage Network is an action pending in Broward County Florida, in which plaintiff claims that Island's predecessor entity, BDMC, discriminated against her on the basis of marital status, and seeks damages and punitive damages. Island's answer is not yet due, but management intends to contest the matter vigorously, alleging it has no duty with regard to its former subsidiary, and that plaintiff was not discriminated against.

         Wellcorp Inc. v. BDMC and Island is a breach of contract action pending in Palm Beach County, Florida. Wellcorp was BDMC's landlord for premises in Wellington, FL, who sues Island as successor in interest of its former subsidiary, BDMC, due to Island's parent's purchase of its stock. The action seeks $260,000 in past due and accelerated rents. Island has moved to dismiss the complaint as against it, because it no longer owns the stock of BDMC.

         Vincam Human Resources v. BDMC and Island Mortgage Network is a breach of contract action pending in Dade County Florida, in which plaintiff sues Island for $708,000 as successor in interest to BDMC and its former parent CFI. Island has moved to dismiss on the basis of improper service of the complaint, and that motion is pending.


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


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK


As of the date hereof, the Company has outstanding 28,613,021 shares of its Common Stock $.001 par value ("Common Stock"). The Company's Common Stock is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("Bulletin Board") under the symbol "IMNF." The following table sets forth the high and low bid prices for Common Stock as reported on the Bulletin Board.The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions


                                                  Common Stock
                                                  ------------
Fiscal 1997                                      High        Low
-----------                                      ----        ---
Second (from May 5, 1997)                     $ 7.74       $ 3.00
Third                                           7.00         2.75
Fourth                                          3.93         2.25

Fiscal 1998
First                                         $ 5.00       $ 3.00
Second                                        4.0625       1.0625
Third                                           1.50         .625
Fourth                                        3.0625          .60

Fiscal 1999
First (through March 25, 1999)                  2.00        .8125

           On March 26, 1999, there were approximately 4,158 holders of record of the Company's 28,613,021 outstanding shares of Common Stock.

          On March 25, 1999, the last sale price of the Common Stock as reported on the Bulletin Board was $.875.



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

RESULTS OF OPERATIONS - DECEMBER 31, 1998 vs. DECEMBER 31, 1997

Total operating income increased to $36,400,605 from $12,787,797 in the previous year. The increase of 185% was a result of increased market penetration through both internal growth and acquisitions.

Total operating expenses increased to $35,613,308 from $13,757,793 in the previous year. This increase of 159% was a direct result of the Company's expanded operations and corresponding increase of revenues. Total operating expenses as a percentage of total operating income decreased to 97.84% from 108% in the previous year. This reflects management's efforts to control costs and the successful integration of the Company's recent acquisition.

The Company had income from operations of $787,297 versus a loss from operations of $969,996 in the previous year.

The Company's income taxes increased from $27,999 to $449,836 as a result of the increase in income from operations.

As a result of the above factors, the Company had a net income of $337,461 in the year ended December 31, 1998 versus a loss of $997,995 in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that current operations will provide adequate cash flow to meet current obligations. At December 31, 1998, the Company had cash of $4,446,542 versus cash of $2,027,738 at December 31, 1997. Management believes that these resources provide adequate working capital for the Company. In December 1997, the Company sold an aggregate of 1,100 shares of Series A Preferred Stock resulting in gross proceeds to the Company of $1,100,000. In February and June 1998, the Company sold an aggregate of 3,150 shares of Series B Preferred Stock resulting in gross proceeds to the Company of $3,000,000.

YEAR 2000 COMPLIANCE

Many computer systems and software products worldwide and throughout all industries will not function properly as the year 2000 approaches unless changed, due to a once-common programming standard that represents years using two-digits. This is the "Year 2000 problem" that has received considerable media coverage. The Company has recently upgraded its management information systems. As part of this program, the Company identified those systems and applications that required modification, redevelopment or replacement. The Company believes that its management information systems are Year 2000 compliant.

Item 7. FINANCIAL STATEMENTS

See pages F-1 to F-37.


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


                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons Compliance with Section 16(a) of the Exchange Act
            -------------------------------------------------

Directors, Executive Officers and Key Employees

The Directors, Executive Officers and Key Employees of the Company are as follows:

   NAME                       AGE             POSITION
   ----                       ---             --------

  Edward R. Capuano          53          Chief Executive Officer, Chairman,
                                             President and Director

  Cindy L. Eisle             34          Chief Financial Officer and Treasurer

  James Richmond             53          Executive Vice President

  Pargie Raiola              57          Senior Vice President

  James Britton              52          Senior Vice President

  Patrick A. Reilly          42          Secretary and General Counsel



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

                           SUMMARY COMPENSATION TABLE


                                   Annual                                                         Long
                                   Compensa-                                                      Term
                                   tion                                                           Compensa
                                                                                                  -tion
                                                                                                  Securities
                                                              Other             Restrict-         Underly-
                                                              annual            ed stock          ing                LTIP
Name and                                             Bonus    compen-           award(s)          Options/           Payouts
principal position      Year       Salary ($)        ($)      sation            ($)               SARs (#)           ($)

Edward Capuano          1998       $170,170          0        0                 0                 0                  0
CEO                     1997       $170,170          0        0                 0                 0                  0
                        1996       $      0          0        0                 0                 0                  0
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


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


           The following table sets forth certain information, as of March 31, 1999, and as adjusted to give effect to the Offering, regarding the beneficial ownership of the Common Stock by (i) each beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, and each executive officer of the Company, and (iii) by all executive officers, directors of the Company as a group.


NAME AND                   NUMBER OF SHARES             PERCENTAGE
ADDRESS(1)                 BENEFICIALLY OWNED          OF COMMON STOCK
----------                 ------------------          ---------------

Edward R. Capuano              17,563,057                 61.4%

Cindy L. Eisle                    2,164                     *

James Richmond                    1,163                     *

Pargie Raiola                      -0-                     -0-

James Britton                     1,163                     *

Patrick A. Reilly                  -0-                     -0-

All officers and directors
as a group (6 persons)         17,567,547                  61.4%




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

ITEM 13.      EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(A) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B).

EXHIBIT
   NO.                     DESCRIPTION
   ---                     -----------

*27                        Financial Data Schedule

-----------------
* Filed herewith

 (b) Reports on Form 8-K. The Registrant filed four reports on Form 8-K for reportable events dated January 13, 1998, which report contained information relating to Item 2 and Item 7, on September 22, 1998 which report contained information relating to Item 2 and Item 7, on November 2, 1998 which report contained information relating to Item 5 and Item 7 and on December 8, 1998 which report contained information relating to Item 5 and Item 7. On January 29, 1998 the Registrant filed Form 8-K/A amending its January 13, 1998 filing and on November 24, 1998 filed a Form 8-K/A amending its November 2, 1998 filing.

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

/s/Edward R. Capuano        Chief Executive Officer,      April 13, 1999
Edward R. Capuano           President and Director


/s/ Cindy L. Eisle          Chief Financial Officer       April 13, 1999
Cindy L. Eisle


/s/ Patrick A. Reilly       Secretary                     April 13, 1999
Patrick A. Reilly

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                           DECEMBER 31, 1998 AND 1997




                      Independent Auditor's Report                       F-2







                      Consolidated Statements of Financial Position      F-3-F-4

                      Consolidated Statements of Income                  F-5-F-6

                      Consolidated Statements of Stockholders' Equity    F-7

                      Consolidated Statements of Cash Flows              F-8-F10

                      Notes to Consolidated Financial Statements         F-11

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
IMN Financial Corp. and Subsidiaries

We have audited the accompanying consolidated statements of financial position of IMN Financial Corp. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMN Financial Corp. and Subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.






Syosset, New York
March 24, 1999

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                  Consolidated Statements of Financial Position
                                  December 31,







                                                       1998             1997
                                                   ------------    -------------

ASSETS
  Cash                                             $  4,446,542     $  2,027,738
  Mortgage Inventory                                 74,109,762       44,152,619
  Points,  Fees and Other Receivables                 7,919,147        2,496,389
  Investments                                         7,630,245        7,705,025
  Prepaid Expenses                                    3,690,823        1,982,735
  Mortgage Receivable                                 2,254,013        2,276,636
  Property and Equipment (Net of
     Accumulated Depreciation)                        2,225,629        1,315,080
  Intangible Assets (Net of Accumulated
    Amortization)                                     5,095,053        5,618,896
  Deferred Income Taxes                                 259,500
  Other Assets                                          514,693          267,692
                                                   ------------     ------------

      TOTAL ASSETS                                 $108,145,407     $ 67,842,810
                                                   ============     ============









            See accompanying independent auditor's report and notes.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                  Consolidated Statements of Financial Position
                                  December 31,





                                                       1998               1997
                                                   -------------    -------------
LIABILITIES
  Accounts Payable and Accrued Expenses            $   6,332,544    $   5,219,984
  Warehouse Lines of Credit                           73,344,945       43,652,500
  Borrowers Escrow Funds                               1,354,661          777,364
  Capital Lease Obligations                              135,817          211,662
  Corporate Taxes Payable                                310,650                0
  Notes Payable                                          712,374        1,133,317
  Deferred Income                                        840,084          590,081
  Due to Related Party                                10,439,778        4,920,813
  Deferred Income Taxes                                  704,410          415,125
                                                   -------------    -------------

    TOTAL LIABILITIES                                 94,175,263       56,920,846

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock - 5,000,000 shares, $.001 par
      value authorized, 5,960 and 1,100 shares                 6                1
      issued and outstanding in 1998 and 1997,
      respectively
  Common Stock - 45,000,000 shares, $.001 par
     value authorized; 28,661,905 and 31,764,107
     issued 31,764,107 shares outstanding
     31,764,107 shares issued and outstanding in
     1998 and 1998 and 1997, respectively                 28,663           31,764
  Paid-in Capital                                     20,203,554       17,693,293
  Stock subscription receivable                       (5,916,100)      (6,141,600)
  Unrealized Gain on Available-for-Sale
      Securities                                         396,576          355,294
  Retained Earnings                                     (742,555)      (1,016,788)
                                                   -------------    -------------

    TOTAL STOCKHOLDERS' EQUITY                        13,970,144       10,921,964
                                                   -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                         $ 108,145,407    $  67,842,810
                                                   =============    =============


            See accompanying independent auditor's report and notes.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income
                            Years Ended December 31,



                                                       1998            1997
                                                   ------------    ------------
OPERATING INCOME
     Points, Fees and Premium Income -
        Operating Branches                         $ 29,849,430    $ 10,720,139
     Points, Fees and Premium Income -
        Closed Branches                               1,486,000               0
     Interest Income                                  4,322,788       1,367,996
     Management Fee Income                              742,387         699,662
                                                   ------------    ------------

     Total Operating Income                          36,400,605      12,787,797

OPERATING EXPENSES
     General and Administrative Expenses -
        Operating Branches                            9,644,816       3,184,149
     General and Administrative Expenses -
        Closed Branches                               1,375,004               0
     Field and Direct Expenses -
        Operating Branches                           16,927,054       8,267,735
     Field and Direct Expenses -
        Closed Branches                               1,248,362               0
     Interest Expense                                 5,434,808       1,044,281
     Depreciation                                       350,072         142,998
     Amortization of Acquisition Goodwill               438,822         146,029
     Other Amortization                                 194,370               0
     Acquisition Expenses                                     0         972,601
                                                   ------------    ------------

     Total Operating Expenses                        35,613,308      13,757,793
                                                   ------------    ------------

INCOME (LOSS) FROM OPERATIONS                           787,297        (969,996)

PROVISION FOR INCOME TAXES                              449,836          27,999
                                                   ------------    ------------

NET INCOME (LOSS)                                       337,461        (997,995)

Preferred Dividends Paid                                 63,231               0
                                                   ------------    ------------

NET INCOME (LOSS) AVAILABLE TO
    COMMON STOCKHOLDERS                            $    274,230    $   (997,995)
                                                   ============    ============


            See accompanying independent auditor's report and notes.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income
                            Years Ended December 31,


                                                 1998              1997
                                              ---------       -----------
OTHER COMPREHENSIVE INCOME
Unrealized Gain on Available-for-Sale
     Securities (Net of Income Tax)           $               $   355,294
                                              ---------       -----------

COMPREHENSIVE INCOME (LOSS)                   $               $  (642,701)
                                              =========       ===========

Basic Earnings (Loss) Per Share                    0.01             (0.10)
                                              =========       ===========

Diluted Earnings (Loss) Per Share                  0.01             (0.10)
                                              =========       ===========







            See accompanying independent auditor's report and notes.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 1998 and 1997



                                 COMMON              COMMON            PREFERRED          PREFERRED
                                 STOCK               STOCK               STOCK              STOCK
          DATE                  (SHARES)              ($)              (SHARES)              ($)
------------------------     --------------      --------------      -------------      --------------
Balance 1/1/97              4,257,199             426          16,867               0               0
Reverse Split              (3,192,900)            638            (638)              0
Reverse Acquisition        20,421,700          20,422       6,727,382       6,747,804
Preferred Stock Issued          5,000               5              (5)              0
Series C
Pref. Stock Converted
  Series A                  3,522,180           3,522          (3,150)             (3)         (3,519)
  Series B                    254,562             255            (140)             (1)           (254)
Rounding                            1               1              (2)              3               3
Issued for Acquisition         94,131              94         299,906         300,000
Treasury Stock Retired     (7,000,000)         (7,000)          7,000               0
Stock Issued as                26,925              27          62,978          63,005
Compensation
Underwriting Expenses        (569,840)       (569,840)
Net Income                    274,230         274,230
Imputed Interest -            (60,500)        (60,500)
current amortization
Imputed Interest             (286,000)        286,000               0
Unrealized Gain on             41,282          41,282
Available for Sale
Securities
                         ------------    ------------    ------------    ------------    ------------

Balance 12/31/98           28,661,905    $     28,663           5,960    $          6    $ 20,203,554
                         ============    ============    ============    ============    ============



                                                 UNREALIZED


                                                  GAIN ON
                                                 AVAILABLE-
    ADDITIONAL               STOCK                  FOR
     PAID-IN             SUBSCRIPTION               SALE                 RETAINED
     CAPITAL              RECEIVABLE             SECURITIES              EARNINGS               TOTALS
 ----------------      -----------------      ----------------       ----------------      ------------
Balance 1/1/97                (18,793)         (1,500)
Reverse Split
Reverse Acquisition
Preferred Stock Issued
Series C
Pref. Stock Converted
  Series A                          0
  Series B                          0
Rounding
Issued for Acquisition
Treasury Stock Retired
Stock Issued as
Compensation
Underwriting Expenses
Net Income
Imputed Interest -
current amortization
Imputed Interest
Unrealized Gain on
Available for Sale
Securities
                         ------------    ------------    ------------    ------------

Balance 12/31/98         $ (5,916,100)   $    396,576    $   (742,555)   $ 13,970,144
                         ============    ============    ============    ============


See accompanying independent auditor's report and notes.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                            Years Ended December 31,




                                                                    1998            1997
                                                                ------------    ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                          $    337,461    $   (997,995)
     Adjustments to reconcile net income to
     net cash providedby operating activities:
          Depreciation and amortization                              983,264         439,909
          Value of options                                                 0          50,891
          Market value adjustment on foreclosed real estate                0          63,750
          Deferred Taxes                                              29,785               0
          Other non-cash income/expense items:                       (12,231)              0
     Change in assets and liabilities:
          Increase in points, fees and other receivables          (5,432,488)     (1,385,116)
          Increase in prepaid expenses                            (1,584,667)       (485,646)
          Increase in other assets                                  (858,757)       (237,270)
          Increase (decrease) in accounts payable and accrued
             expenses                                              3,174,699      (1,308,427)
          Increase in borrowers escrow funds                         866,897         124,211
          Increase in deferred income                                250,003          66,978
          Increase in corp. income taxes payable                     310,650               0
                                                                ------------    ------------

     Total adjustments                                            (2,272,845)     (2,670,720)
                                                                ------------    ------------

     Net cash used by operating activities                        (1,935,384)     (3,668,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in real estate development partnership               (32,000)        (25,000)
     Purchase of property and equipment                             (958,086)       (282,377)
     Mortgages originated (net of those sold)                    (45,171,726)     (2,508,157)
     Advances (or allocations) from/to related parties (net)       7,303,015      (1,734,373)
     Disbursement of cash for acquisitions                           (60,000)     (1,516,672)
     Receipt of cash through acquisitions                            (24,126)      1,720,555
     Notes receivable extended                                    (3,617,408)              0
                                                                ------------    ------------

     Net cash used by investing activities                       (42,560,331)     (4,346,024)
                                                                ------------    ------------


            See accompanying independent auditor's report and notes.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                            Years Ended December 31,




                                                       1998            1997
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Underwriting expenses                            (569,840)       (636,500)
      Sale of preferred stock                         3,000,000       1,100,000
      Payment of notes payable and capital leases      (269,983)        (42,989)
      Collection of stock subscriptions                       0         458,400
      Net proceeds from warehouse line of credit     44,794,950       9,142,087
      Collection of mortgage receivable                  22,623          21,479
      Dividends Paid                                    (63,231)              0
                                                   ------------    ------------

     Net cash provided by financing activities       46,914,519      10,042,477

                                                   ------------    ------------

     Net increase in cash and equivalents             2,418,804       2,027,738

CASH AND CASH EQUIVALENTS - JANUARY 1                 2,027,738               0
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS - DECEMBER 31            $  4,446,542    $2,027,738.00
                                                   ============    ============











            See accompanying independent auditor's report and notes.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                            Years Ended December 31,




                                                                1998          1997
                                                            -----------   -----------

SUPPLEMENTAL DISCLOSURES:


  Interest Paid                                             $ 5,141,753   $ 1,417,930
                                                            ===========   ===========

  Income Taxes Paid                                         $   113,234   $     6,306
                                                            ===========   ===========



SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


 Equipment acquired through capital lease obligations       $         0   $   100,246
                                                            ===========   ===========

 Stock issued for subscriptions                             $         0   $ 6,600,000
                                                            ===========   ===========

 Stock and assets used for acquisitions                     $   300,000   $10,739,317
                                                            ===========   ===========

 Increase in Market Value of Available-for-Sale Securities  $    41,282   $   355,294
                                                            ===========   ===========

Assets distributed to reduce debt                           $ 4,744,745   $         0
                                                            ===========   ===========

Notes issued to acquire assets                              $   554,710   $         0
                                                            ===========   ===========












            See accompanying independent auditor's report and notes.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

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

Island Mortgage Network, Inc. ("Island"), a wholly owned subsidiary acquired on May 5, 1997, was incorporated under the laws of the State of New York on December 1, 1992. It operates under the D/B/As "Island Mortgage Network" and "Reliance Mortgage Network". Its principal business activity is the origination and sale of residential mortgage loans. Presently, all mortgages are either table funded, funded through company resources or funded through the Company's warehouse lines of credit. Virtually all loans are closed subject to a binding purchase agreement with an investor and sold shortly after closing. The Company does not perform any loan servicing activities. The Company received its New York State mortgage banker's license on May 12, 1994. It holds additional licenses in the states of Alaska, California, Connecticut, Delaware, Florida, Georgia, Illinois, Maine, Maryland, Massachusetts, New Jersey, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Vermont, Virginia and Washington D.C. As of the date of this report, the Company has applied for its mortgage banking licenses in a number of additional states. It is the Company's intention to continue its expansion nationally. The Company is approved to participate in FHA and Freddie Mac programs.

Citizens Mortgage Service Company ("Citizens"), a wholly owned subsidiary acquired on September 5, 1997, was incorporated under the laws of the State of Pennsylvania on April 10, 1973. Its principal business activity is that of a full service mortgage banker, consisting of the origination and sale of residential mortgage loans secured by one to four family residences. It holds mortgage bankers' licenses in the states of New Jersey, Pennsylvania and Delaware. Citizens is approved to participate in FHA, Fannie Mae, GNMA and Freddie Mac programs. As of January 1, 1998, all of Citizens mortgage banking activities were conducted through Island. Citizens remained inactive until mid 1998 when it restarted mortgage banking activities in the sub prime market.

First Equities Service Corp. ("Service") , a wholly owned subsidiary acquired on May 5, 1997, was incorporated under the laws of the State of New York on January 24, 1997. Its principal business activity is participation in real estate development projects through financing efforts. It is presently servicing the same states serviced by Island Mortgage Network, Inc.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

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

Green Shield Mortgage Corp. ("Green Shield") , a wholly owned subsidiary acquired on August 1, 1997, was incorporated under the laws of the State of New Jersey on December 3, 1996. Its principal business activity is that of a mortgage banker, consisting of the origination and sale of residential mortgage loans secured by one to four family residences. It holds mortgage bankers' licenses in the states of New Jersey and Pennsylvania. Green Shield is approved to participate in FHA programs. Green Shield's activity is included herein from the date of acquisition to December 31, 1997. It was sold effective January 1, 1998 (Note 12).

1st Potomac Mortgage Corporation ("Potomac"), a wholly owned subsidiary acquired on December 30, 1997, was incorporated under the laws of the State of Virginia on December 28, 1989. Its principal business activity is that of a mortgage banker, consisting of the origination and sale of residential mortgage loans secured by one to four family residences. It holds mortgage bankers' licenses in the states of Virginia, North Carolina and Maryland. Potomac is approved to participate in FHA programs. Potomac's activity is included herein from the date of acquisition to December 31, 1997. It was sold effective January 1, 1998 (Note
12).

American National Mortgage Corporation ("ANMC") , a wholly owned subsidiary acquired on December 2, 1997, was incorporated under the laws of the State of New Jersey on May 18, 1990. Its principal business activity is that of a mortgage banker, consisting of the origination and sale of residential mortgage loans secured by one to four family residences. ANMC is approved to participate in FHA and Fannie Mae programs. ANMC's activity is included herein from the date of acquisition to December 31, 1997. It was sold effective January 1, 1998 (Note
12).

Gentry Capital Mortgage Corporation ("Gentry"), a wholly owned subsidiary acquired on April 17, 1998, was immediately liquidated into Island (Note 12).

Bankers Direct Mortgage Company (BDMC), a wholly owned subsidiary acquired on September 10, 1998, was sold effective immediately after the acquisition (Note
12).

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

ORGANIZATION (CONT'D)

PRINCIPLES OF CONSOLIDATION
---------------------------
The consolidated financial statements of the Company include the accounts of IMN Financial Corp. and its wholly owned subsidiaries, Island Mortgage Network, Inc. , Citizens Mortgage Service Company, First Equities Service Corp., First Equities Commercial Corp, and the activities of sold subsidiaries where applicable. All significant intercompany balances and transactions have been eliminated in consolidation. Less than 50% owned subsidiaries, which are accounted for under the equity method of accounting, are not included in the consolidation herein.

REORGANIZATION
--------------
In September 1996, Island, its shareholders and First Equities Corp. ("First Equities") entered into an agreement wherein a reverse acquisition was effectuated. As a result, the shareholders of Island received shares of First Equities Corp. on a pro-rata basis, in exchange for their shares in Island, and Island became a subsidiary of First Equities.

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

CASH AND CASH EQUIVALENTS
-------------------------
For purposes of the statement of cash flows, the Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

MORTGAGE INVENTORY
------------------
The Company presents its mortgage inventory at lower of cost or market. As of the date of this report, substantially all of the December 31, 1998 mortgage inventory has been sold. Mortgage inventory secures the related warehouse lines of credit (Note 7).

ACCOUNTS RECEIVABLE
-------------------
Management has analyzed accounts receivable at December 31, 1998 and considers all accounts to be currently collectible. Therefore, no provision has been made for uncollectible accounts.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

INVESTMENT SECURITIES
---------------------
Management determines the appropriate classification of investment securities at the time they are acquired, and evaluates the appropriateness of such classification at each balance sheet date. The classification of those securities and the related accounting policies are as follows:

TRADING SECURITIES: Trading securities are held for resale in anticipation of short-term (generally 90 days or less) fluctuations in market prices. Trading securities, consisting primarily of actively traded equity securities, are stated at fair value. Realized and unrealized gains and losses are included in income.

AVAILABLE-FOR-SALE SECURITIES: For the year ended December 31, 1998 and 1997, the Company has adopted Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under the provisions of SFAS 115, certain marketable securities are considered available-for-sale securities. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.

Dividends on marketable equity securities are recognized in income when declared. Realized gains and losses are included in income. Realized gains and losses are determined on the basis of the actual cost of the securities sold.

See Note 3 for further details of the Company's investments.

DEFERRED COSTS
--------------
Direct processing costs associated with mortgages in the Company's pipeline at December 31, 1998 and 1997, have been deferred. These costs include commissions, processing salaries and related expenses, appraisal fees, credit costs, and other direct expenses. These costs are recognized when a loan commitment between a permanent investor and a borrower has been arranged, and all significant services have been performed.

Commissions paid under a "draw against commission" arrangement have been deferred when the draw exceeds the commission earned.

PROPERTY AND EQUIPMENT
----------------------
Property and equipment contributed to the Company by a former shareholder are stated at the appraised fair market values at the date of contribution. Property and equipment purchased by the Company is stated at cost.

Depreciation is calculated using straight-line and accelerated methods over the estimated useful lives of the assets.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

ACQUISITION GOODWILL
--------------------
Acquisition Goodwill represents the cost in excess of fair value of identifiable assets of acquired businesses, and is being amortized on a straight line basis over 10 years. The Company annually evaluates whether events and circumstances have occurred subsequent to its acquisition, which may indicate that the remaining useful life of goodwill warrants revision, or that the remaining balance of goodwill may not be recoverable. To make a determination as to whether goodwill has been impaired, the Company estimates the related business segment's discounted future cash flows, and compares it to the remaining life of the goodwill.

REVENUE RECOGNITION
-------------------
All fees are earned and recognized as revenue when a loan commitment between a permanent investor and a borrower has been arranged, and all significant services have been performed. Premium income is recognized when the related mortgage closes and a binding purchase agreement is effectuated, or after title is transferred, whichever occurs first.

Certain application, commitment and other fees associated with the Company's pipeline as of December 31, 1998 and 1997, collected during loan processing, give rise to the liability account "deferred income". Application fees are recognized as revenue when the loans are closed.

INCOME TAXES
------------
The Company is filing a consolidated income tax return with its subsidiaries. Therefore, the provision for income taxes provided for herein reflects those taxes currently due on a consolidated basis. The Company provides for deferred income taxes resulting from temporary differences in reporting certain income and expense items (Note 19) for income tax and financial reporting purposes. The change in deferred income taxes for the current year is reflected in the provision for income taxes.

PRIOR PERIOD STATEMENTS
-----------------------
The 1997 financial statements may have been reclassified to conform with current year's classifications.

FAIR VALUES OF FINANCIAL INSTRUMENTS
------------------------------------
SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions and estimates used, including the discount rate and the estimated future cash flows. In that regard, the resulting fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized by immediate settlement of the instrument. SFAS No.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

FAIR VALUES OF FINANCIAL INSTRUMENTS (CONT'D)
---------------------------------------------
107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

CASH AND CASH EQUIVALENTS: The carrying amount of cash on hand and money market funds is considered to be a reasonable estimate of fair value.

MORTGAGE INVENTORY: The fair value of mortgage loans held for sale, presented at lower of cost of market, is estimated at the actual cost of the loan (par value) plus the premium to be paid by the investor. The total estimated fair value is mortgage inventory of $74,109,762 plus premiums of $2,019,808, totaling $76,129,570.

MORTGAGE RECEIVABLE: As disclosed in Note 4, the mortgage is collateralized and carries an adjustable interest rate which varies with prime. Therefore, the carrying amount is considered to be a reasonable estimate of fair value.

WAREHOUSE FINANCING FACILITIES: This facility has an original maturity of less than 120 days and, therefore, the carrying value is a reasonable estimate of fair value.

ESTIMATES
---------
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT PRONOUNCEMENTS
---------------------
The Company has complied with all recent pronouncements which have effective dates preceding the dates relating to these financial statements. All recent pronouncements which have effective dates subsequent to the dates relating to these financial statements, would have no effect on the financial statements presented herein.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

EARNINGS PER SHARE
------------------
In accordance with SFAS No. 128, the Company computes basic earnings (loss) per share on a daily weighted average basis, as described in Note 11. Diluted earnings (loss) per share are unchanged from basic, as the change resulting from the conversion of any and all options or convertible securities are immaterial .

NOTE 2 - ACQUISITIONS

1997
----

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

Pursuant to an acquisition agreement dated December 30, 1997, the Company acquired 100% of the issued and outstanding capital stock of Potomac. The consideration for this acquisition was $1,000,000 of the Company's common stock (333,333 shares).

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

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

NOTE 2 - ACQUISITIONS (CONT'D)

1997 (CONT'D)
-------------

The total purchase price of all the acquisitions is allocated as follows:


Cash and equivalents                             $    1,441,081
Mortgage inventory                                   21,904,705
Accounts receivable                                     661,628
Prepaid expenses                                        147,896
Investments                                           1,664,459
Property and equipment                                  595,140
Goodwill                                              5,395,708
Other assets                                            183,833
Accounts payable and accrued expenses                (2,793,066)
Warehouse line of credit                            (21,449,095)
Deferred income                                         (67,949)
Notes payable                                          (831,336)
Deferred income taxes payable                          (415,174)
Other liabilities                                      (434,027)
                                                    -----------

    Total allocation of purchase price           $    6,003,803
                                                    ===========

Certain of the foregoing acquisitions were sold during 1998 (Note 12).

1998
----

Pursuant to an acquisition agreement dated April 4, 1998, the Company acquired 100% of the issued and outstanding capital stock of Gentry Capital Mortgage Corporation. The consideration for this acquisition was 94,131 shares of the Company's common stock worth $300,000, $60,000 in cash and notes payable of $394,710. Gentry was then liquidated into the Company and the operating assets and liabilities were transferred to Island.

Pursuant to an acquisition agreement dated September 4, 1998, the Company acquired 100% of the issued and outstanding capital stock of Bankers Direct Mortgage Company (Bankers). The consideration for this acquisition is contingent on future earnings and certain covenants and is not expected to be material.

Pursuant to an acquisition agreement dated December 21, 1998, the Company acquired 100% of the assets of Lenders Associates Corporation. The consideration for this acquisition is a note contingent on future earnings and is estimated to be approximately $160,000.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

NOTE 2 - ACQUISITIONS (CONT'D)

1998 (CONT'D)
-------------

The Company has not completed its valuation of these purchases (due to certain contingencies), and the purchase price allocations are subject to change when further information becomes available. All acquisitions were accounted for using the "purchase " method of accounting.

The total purchase price of all the acquisitions is allocated as follows:


Cash and equivalents                              $      36,749
Mortgage inventory                                    5,357,495
Accounts receivable                                     520,215
Prepaid expenses                                        184,017
Property and equipment                                1,090,112
Goodwill                                              1,006,986
Other assets                                            320,980
Accounts payable and accrued expenses                (1,060,677)
Warehouse line of credit                             (5,754,392)
Notes payable                                           (76,831)
Other liabilities                                      (709,944)
                                                     ----------

    Total allocation of purchase price             $    914,710
                                                     ==========


Certain of the foregoing acquisitions were sold during 1998 (Note 12).

                                     Page 19
                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

NOTE 2 - ACQUISITIONS (CONT'D)

PRO FORMA INFORMATION
---------------------

The pro forma unaudited results of operations for the year ended December 31, 1997, assuming the 1997 acquisitions had occurred on January 1, 1997, are as follows:



                                                  Year Ended
                                                   12/31/97
                                             -----------------

Revenues                                     $     29,965,037

Expenses                                          (33,881,764)

Acquisition Goodwill                                 (823,515)
Amortization
                                             -----------------

Net Income (Loss)                            $     (4,740,242)
                                             =================


The 1998 acquisitions are not considered significant and therefore proforma results of operations for 1998 are not presented.

NOTE 3 -  INVESTMENTS

INVESTMENTS WITHOUT READILY DETERMINABLE FAIR VALUES
----------------------------------------------------
The Company owns 100,000 shares of Wireless Mexicano, Inc. ("Wireless"), a related party (Note 13). The investment was acquired in a stock for stock exchange on December 30, 1996, between the Company's former parent, First Equities Corp. and Wireless Mexicano, Inc. The Company valued this exchange utilizing sales of Wireless securities on or about December 30, 1996, to arrive at a cost of $500,000.

The Company owns common and preferred stock of Seasons Mortgage Group, Inc. ("Seasons"). By agreement, this amounts to a 31.25% ownership interest. The Company acquired this stock as part of its acquisition of Potomac. The stock ownership has been transferred to the Company. In conjunction with purchase accounting rules, the stock has been valued at market value at acquisition date. It is being accounted for utilizing the equity method of accounting thereafter.

The Company owns 50% of Thunder Development Ltd Co ("Thunder"), a real estate development partnership. The Company acquired its ownership percentage for cash in 1997. This investment is being accounted for utilizing the equity method of accounting.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

NOTE 3 -  INVESTMENTS (CONT'D)

INVESTMENTS WITHOUT READILY DETERMINABLE FAIR VALUES (CONT'D)
-------------------------------------------------------------

Carrying value of investments without readily determinable fair values:


Wireless Mexicano, Inc.                      $         500,000
Seasons Mortgage Group, Inc.                         1,631,825
Thunder Development Ltd Co                              76,844
                                             -----------------

     Total                                   $       2,208,669
                                             =================

AVAILABLE-FOR-SALE SECURITIES
-----------------------------


                                         Unrealized       Change in       Unrealized                        Aggregate Fair
                                        Holding Gain      Unrealized     Holding Gain                          Value at
                                        at December      Holding Gain     at December    Original Cost of    December 31,
                                          31, 1997         for 1998        31, 1998         Investment           1998
                                      ---------------- ---------------- --------------- ------------------ -----------------
Aristocrat Endeavor Fund, Ltd.        $        355,294 $         41,282 $       396,576 $        5,000,000 $       5,396,576
Community Bank-Market                                0                0               0             25,000            25,000
                                      ---------------- ---------------- --------------- ------------------ -----------------
     Total                            $        355,294 $         41,282 $       396,576 $        5,025,000 $       5,421,576
                                      ================ ================ =============== ================== =================

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

NOTE 4 -  MORTGAGE RECEIVABLE

In conjunction with the sale of The Best Mortgage Company of America, Inc., one of Island's former subsidiaries, the Company holds a mortgage of $2,300,000 on the underlying vacant land.

The terms of the mortgage provide for equal monthly payments of $15,302, which includes interest thereon at a rate of 7% per annum, for a term of 5 years, based on a 30 year amortization. The unpaid balance is due with the sixtieth monthly payment.

Aggregate maturities of the mortgage receivable at December 31, 1998 are as follows:


Year ending:                   12/31/99                $               26,864
                               12/31/00                                28,806
                               12/31/01                             2,198,343
                                                       ----------------------

                                                       $            2,254,013
                                                       ======================


NOTE 5 - PROPERTY AND EQUIPMENT

The major categories of property and equipment are as follows at December 31,:


                                                      1998              1997
                                                  -----------       -----------
Furniture, Fixtures and Equipment                 $ 2,463,301       $ 1,376,989
Furniture, Fixtures And Equipment
    Under Capital Leases                              318,845           321,489
Leasehold Improvements                                407,414           292,776
Land                                                  207,500                 0
                                                  -----------       -----------

    Total                                           3,397,060         1,991,254
Less: Accumulated Deprecation                      (1,171,431)         (676,174)
                                                  -----------       -----------

    Total Property And Equipment                  $ 2,225,629       $ 1,315,080
                                                  ===========       ===========



Depreciation charged to operations, which includes amortization of capital lease obligations, during 1998 and 1997 was $350,072 and $142,988, respectively.

Equipment under Capital Leases of $318,845 and $321,489 secure the related financing in 1998 and 1997, respectively (Note 16).

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


NOTE 6 - INTANGIBLE ASSETS

The major categories of intangible assets are as follows at December 31,:


                                                     1998               1997
                                                 -----------        -----------
Acquisition goodwill                             $ 5,298,562        $ 5,395,661
Other goodwill                                       150,000            150,000
Organization costs                                   699,345            496,106
Franchise Fee                                              0              6,000
                                                 -----------        -----------

    Total                                          6,147,907          6,047,767
Less: Accumulated Amortization                    (1,052,854)          (428,871)
                                                 -----------        -----------

    Total Intangible Assets                      $ 5,095,053        $ 5,618,896
                                                 ===========        ===========

Amortization expense charged to operations during 1998 and 1997 was $633,192 and $146,029, respectively.



NOTE 7 - WAREHOUSE LINES OF CREDIT

The Company has the following warehouse and security agreements:

ISLAND MORTGAGE NETWORK, INC.
-----------------------------
Island has seven warehouse and security agreements under which lines of credit have been established for funding mortgage loans. As of December 31, 1998 and 1997, the Company had total credit lines of $ 98,000,000 and $46,000,000, respectively, from the participating lenders. The agreements call for interest to be calculated at rates based on prime or LIBOR ranging from 7.15% to 11.75%. The related mortgages collateralize each advance. As of December 31, 1998 and 1997, the Company owed $73,344,945 and $28,549,995 under these agreements.

AMERICAN NATIONAL MORTGAGE CORP.
--------------------------------
As of December 31, 1997, ANMC had three warehouse and security agreements under which lines of credit have been established for funding mortgage loans. As of December 31, 1997, ANMC had total credit lines of $23,000,000 from the participating lenders. The agreements call for interest to be calculated at prime plus 1%, and at the commercial paper rate plus 2.6%. The related mortgages collateralize each advance. As of December 31, 1997, the Company owed $10,735,874 under these agreements.

As of December 31, 1998, ANMC is no longer a subsidiary of IMN Financial Corp..

1ST POTOMAC MORTGAGE CORP.
--------------------------
As of December 31, 1998, Potomac had five warehouse and security agreements under which lines of credit have been established for funding mortgage loans. As of December 31, 1997, Potomac had total credit lines of $14,700,000 from the participating lenders. The agreements call for interest to be calculated from a range of prime plus 1% to LIBOR plus 3.5%. The related mortgages collateralize each advance. As of December 31, 1997, the Company owed $4,366,631 under these agreements.

As of December 31, 1998, Potomac is no longer a subsidiary of IMN Financial
Corp.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


NOTE 8 - PROFIT SHARING PLAN

The Company adopted a 401(k) pension plan covering substantially all employees. While the Company may elect to match employee contributions, it did not do so in 1998 or 1997.

NOTE 9 -  STOCK BASED COMPENSATION

As of the date of these financial statements, there were no stock options outstanding issued to employees of the Company under the Company's Employee Stock Option Plan.

Stock options issued for services (Note 10) are accounted for in accordance with SFAS No. 123. The Company values such stock options using the Black Scholes option valuation model, and expenses the value over the expected life of the option. The amount charged to 1997 was $50,891. There were no options issued for services in 1998.

NOTE 10 - STOCKHOLDERS' EQUITY

PREFERRED STOCK
---------------
SERIES A
--------

On December 31, 1997, the Company entered into a subscription agreement under which investors agreed to purchase 1100 shares of Series A Convertible Preferred Stock, $.001 par value, for $1,000 per share. The total consideration paid was $1,100,000.

The preferred shares are convertible beginning 100 days from issuance, and ending on the mandatory conversion date, two years from issuance. The number of common shares to be exchanged upon conversion is based upon a formula utilizing the market price of the common stock on or about the conversion date.

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

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


The preferred stock shall receive dividends of $60.00 per share, payable quarterly, and no more, which shall be fully cumulative, shall accrue without interest (except those in arrears) from the date of issuance, and shall be payable quarterly in cash or Company stock.

The preferred stock subscription agreement also provides for warrants which are more fully described under "Options and Warrants" below.

There is no mandatory redemption required on the part of the investors or the Company, and no sinking fund requirements.

During 1998 140 preferred shares were converted into 254,562 shares of common stock. Dividends of $63,231 were paid to Series A convertible preferred shareholders in 1998.

SERIES B
--------

In the first quarter of 1998, the Company entered into a Securities Purchase Agreement. Under the terms of the agreement, the buyers would receive 3,150 shares, 8% Convertible Preferred Stock and warrants to purchase additional shares. The proceeds to the Company were $3,000,000. The agreement provided for the issuance of preferred shares and warrants. The shares are convertible at 75% of the average closing bid prices of the Company's common stock as quoted by Bloomberg, LP for the five-day trading period (the "Average Price") ending on the day prior to the date of the conversion (the "Conversion Price"). The Conversion Price may not be greater than 120% of the Average Price on the closing date (the "Maximum Price"). The warrants expire on February 20, 2001 and are exercisable at 120% of the market price on the date of exercise. During 1998, all of the Series B preferred shares were converted into 3,522,180 shares of common stock.

SERIES C
--------

In October 1998, the Company issued 5,000 shares of Convertible Preferred Stock to the Aristocrat Endeavor Fund, Ltd. (Aristocrat). The transaction reinstates Aristocrat to its proper preferred stock holding position, erroneously excluded from the stock distributions during the Company's reverse acquisition in 1997.

The Series C shares are non voting and have no preference as to dividends. They are convertible into 200 shares of common stock, per preferred share, at a conversion price of $5 per share.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


PAID-IN CAPITAL AND COMMON STOCK
--------------------------------

1997
----

On May 13, 1997, the Company issued 20,421,700 shares of common stock in connection with the acquisition of certain assets from IMN Equities, Inc. This transaction resulted in an increase in the equity of the Company of $6,747,804, based on the book value of the assets acquired (a reverse acquisition).

On May 13, 1997, the Company issued 1,100,000 options to each of two consulting companies (total options issued - 2,200,000) for services rendered to the Company. The exercise price of $3.00 per share was equal to the market price of the underlying stock on that day. The options were exercised simultaneously, resulting in an increase in equity of $6,600,000.

On August 1, 1997, the Company issued options to purchase shares of the Company stock to a consultant (see "Options and Warrants"). These options were valued in accordance with SFAS

123 (Note 9), and a portion was charged to expense and paid-in capital in the amount of $50,891. This transaction had no effect on the equity of the Company.

At various times during 1997 the Company issued common stock to acquire other companies (Note 2). The total stock issued for acquisitions in 1997 was 1,078,108 shares increasing the equity of the Company by $3,845.570.

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

1998
----

As described in the preferred stock section above, the Company sold Series B Preferred Shares during 1998 resulting in an increase to the equity of the Company of $3,000,000.

At various times during 1998 the Company issued common stock to acquire other companies (Note 2). The total stock issued for acquisitions in 1998 was 94,131 shares increasing the equity of the Company by $300,000.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


In January 1998, the Company paid for services by issuing 26,925 shares of common stock. The transaction had the effect of a charge to expense and an increase to paid-in capital in the amount of $63,005.

In conjunction with the foregoing sales of shares, the Company paid consulting fees and incurred expenses which were charged to paid-in capital, and resulted in a decrease in the equity of the Company of $569,840.

OPTIONS AND WARRANTS
--------------------
On May 13, 1997, the Company implemented and registered in form S-8, a nonstatutory stock option plan. Under the terms of the plan, the Company can issue up to 4,000,000 stock options, which, upon exercise, are unrestricted shares. The plan calls for issuance of options until December 31, 1999. As indicated above, the Company issued 2,200,000 of these options on May 13, 1997, all of which were exercised.

On August 1, 1997, the Company issued options to a consultant as indicated above. The options grant the right to purchase 75,000 shares at $6.625 until August 1, 1999. There are restrictions as to the number of shares which may be purchased during specific time periods. In accordance with SFAS 123, the options were valued using the Black-Sholes option model resulting in a charge to income of $50,891.

The 2,200,000 options issued and exercised in 1997 to consultants of the Company produced a zero value utilizing the Black-Shores option model since the exercise price and market price were equal and the options were exercised simultaneously.

SUBSCRIPTIONS TO COMMON STOCK
-----------------------------
On May 13, 1997, the Company issued 2,200,000 shares of common stock upon the exercise of stock options described above in the Paid-In capital and Options and Warrants sections. In consideration for the stock, the shareholders executed promissory notes to the Company. The notes are due on or before May 13, 2002. The notes bear interest at 5% per annum, and a financing fee of $330,000 was charged upon the issuance. Interest was imputed to adjust the interest rate to 9% per annum. As of December 31, 1998, total payments against the notes were $458,400.

NOTE 11 - EARNINGS PER SHARE

Earnings per share has been computed on the basis of the total weighted average number of shares outstanding.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997



                                                            DECEMBER 31,  DECEMBER 31,
                                                               1998           1997
                                                           -----------    -----------

Number of shares outstanding - Start of Period              31,764,107      1,064,300

Increase (decrease) in shares outstanding                   (3,102,202)    30,699,807
                                                           -----------    -----------

Number of shares outstanding - End of period                28,661,905     31,764,107
                                                           ===========    ===========




                                                            DECEMBER 31,  DECEMBER 31,
                                                                1998         1997
                                                            ------------   ----------
Weighted Average Number of Shares
  Outstanding - Basic                                         29,139,093   30,562,402
                                                            ============   ==========
Weighted Average Number of Shares
  Outstanding - Diluted                                       30,406,423          N/A
                                                            ============   ==========


NOTE 12- SALE OF SUBSIDIARIES

On March 31, 1998 the Company entered into an agreement to sell Green Shield Mortgage Corp., 1st Potomac Mortgage Corporation, and American National Mortgage Corporation to Northport Industries, Inc.(Northport). The agreement was effective January 1, 1998 and provided for $100 in consideration. In addition, the Company agreed to continue to manage the sold companies for a period of one year. Northport agreed to pay a $10,000 a month management fee, per company, and to reimburse the Company for any monies expended on its behalf through the issuance of a promissory note.

On October 16, 1998 the Company entered into a second agreement with Northport to sell Bankers Direct Mortgage Company and Gentry Capital Financial Services, Inc. The agreement was effective September 10, 1998. The balance of the terms of the contact mirror the previous contract.

Under these agreed upon terms, Northport owed the Company $3,617408 plus interest of $217,044 as of December 31, 1998. This debt, evidenced by a promissory note, was assigned to the Skulsky Trust, as repayment of debt.

It should be noted that the company removed certain intangible assets from these subsidiaries before the sale. These assets continue to be carried on the Company's books as Goodwill and consequently no gain or loss was recognized on these sales.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


NOTE 13- RELATED PARTY TRANSACTIONS

During 1997 and 1998, the Company was involved in advances to and from the following related entities. In addition, many of these companies were charged for their share of administrative costs and direct expenses (paid on their behalf) and management fees, which totaled $8,895,837 and $2,952,813 for the years ended December 31, 1998 and 1997, respectively. $360,000 and $699,662 of the management fee income shown in the Operating Income section of the Consolidated Statements of Income for the years ended December 31, 1998 and 1997, respectively, is from related parties.


(1) Network Title Agency Corporation - 75% owned by a minority shareholder (less than 5%) of the Company, under common administration


(2) C.S. Amsterdam Realty, Inc. - Owned by a minority shareholder (less than 5%) of the Company, under common administration.

(3) UCMC Consulting Corp. - Owned by a majority shareholder of the parent and an employee of the Company, under common administration.

(4) Wireless Mexicano, Inc. - Partially owned by a minority shareholder (less than 5%) of the Company, under common administration.

(5) Edward Capuano - Majority shareholder of the Company.

(6) The Skulsky Trust - The trustee is an employee of the Company, and the trust's beneficiary is a minority shareholder (less than 5%) of the Company.

(7) Seasons Mortgage Group, Inc. - 31% acquired by Company as part of the Potomac acquisition.

(8) Action Abstract, Inc. - Owned by a director of the Company.

The Skulsky Trust has an agreement with the Company whereby the Company has the right to offset any intercompany balance against monies owed to the trust. Accordingly, the Company had a net balance due to the Skulsky Trust of $10,439,778 and $4,920,813, as of December 31, 1998 and 1997, respectively. The debt is interest free with no set repayment terms.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


NOTE 14 -

NOTE 15 - NOTES PAYABLE

IMNF AND ISLAND
---------------
In conjunction with the acquisition of ANMC on December 2, 1997 (Note 2), the Company is indebted to the former shareholder of ANMC in the amount of $230,000. The terms of the note provide for a down payment of $130,000 in January 1998, and monthly principal payments of $15,000 for six months, with a final payment of $10,000 the following month. The note is non-interest bearing. As of December 31, 1998 and 1997, the outstanding balance was $0 and $230,000, respectively.

In conjunction with the acquisition of Gentry, the Company owes $434,327 at December 31, 1998. It consist partly of an installment note, with a due date of October 2000. It is payable in monthly installments of $2,409, which includes interest at 10.5%. The balance at December 31, 1998 is $49,971. The remaining balance of $384,356 is composed of two notes with identical terms, to the former owners of Gentry. Each note is due May 2008, and is payable in monthly installments of $2,500, which includes interest at 9%.

In connection with an acquisition of assets made during 1998, the Company owes $180,772 at December 31, 1998. It is expected to be paid within the coming twelve months.

GREEN SHIELD MORTGAGE CORP.
---------------------------
Green Shield is indebted to a bank in the amount of $169,111. The obligation is an installment note, with a due date of December 10, 2001. It is payable in monthly installments of $4,109, which includes interest at 7.75%. It is secured by property owned by the former Green Shield shareholder and, per the acquisition agreement, is to be replaced by Company collateral. In connection with the sale of Green Shield during 1998, this note is no longer an obligation of the Company (Note 12).

1ST POTOMAC MORTGAGE CORP.
--------------------------
Potomac is indebted to a bank in the amount of $199,190. The obligation is a line of credit, and is due in 1998. It bears interest at the rate of prime plus 2%, and is secured by substantially all of the assets of Potomac.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


NOTE 15 - NOTES PAYABLE (CONT'D)

1ST POTOMAC MORTGAGE CORP. (CONT'D)
-----------------------------------


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

In connection with the sale of Potomac during 1998, the above items are no longer obligations of the Company (Note 12).

FIRST EQUITIES SERVICE CORP.
----------------------------
Service is indebted to a bank in the amount of $97,275. The obligation is an installment note, with a due date of January 2003. It is payable in monthly installments of $1,104, which includes interest at 9%. It is secured by the related real estate.

Principal payments are due in accordance with the following schedule, for the years ending December 31:

1999                                    $        250,118
2000                                              78,353
2001                                              56,802
2002                                              62,130
2003                                              40,311
Thereafter                                       224,660
                                        ----------------
   Total                                $        712,374
                                        ================

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


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


1999                                           $        60,652
2000                                                    41,845
2001                                                    38,895
2002                                                    13,905
                                               ---------------

Total minimum lease payments                           155,297
Less: Amounts representing interest                     19,480
                                               ---------------

Present value of net minimum
lease payments                                 $       135,817
                                               ===============



NOTE 17- COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS
--------------------
The Company has entered into employment contracts with certain senior members of management. Some agreements renew automatically on an annual basis, and others continue until October 2003. Some include provisions for bonuses based on volume at particular locations.

The following schedule presents the minimum amounts due for the next five years under these contracts, assuming the contracts continue to renew:

          Years ending December 31,


               1999            $691,200
               2000            $691,200
               2001            $632,867
               2002            $516,200
               2003            $360,100

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


NOTE 17- COMMITMENTS AND CONTINGENCIES (CONT'D)

MORTGAGES
---------
In the normal course of business, the Company enters into commitments to extend mortgages to borrowers whose loans have not closed at year end. On December 31, 1998 and 1997, those commitments totaled $97,703,391 and $83,425,596, respectively.

Also in the normal course of business, the Company enters into commitments to sell mortgages to investors. These commitments include loans closed before year end, which are currently in inventory, as well as loans closed after year end. On December 31, 1998 and 1997, those commitments amounted to $171,813,153 and $94,207,977, respectively.

CONTINGENCIES - OFF BALANCE SHEET RISK
--------------------------------------
Service is a general partner in a real estate development company, Thunder Development LTD Co. The partnership has obligations, under mortgages and promissory notes, to various parties, which total $1,409,568. The total assets of Service, included herein, potentially exposed to a claim relating to these items, are $1,200,428.

During the normal course of operations, warehouse lenders provide funding to third party escrow accounts on behalf of the Company for mortgages which do not close immediately. The escrow balance varies depending on the Company's volume of business.

OTHER COMMITMENTS
-----------------
In connection with the acquisitions described above, and the related employment agreements, the Company has agreed to issue additional shares of stock, should certain volume levels be achieved. The agreements state specific numbers of shares (110,000) in some instances , dollar amounts ($1,525,000) to be divided by market value in other instances, and formulas for both dollar amounts and number of shares in still other instances.

NOTE 18 - CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances at several financial institutions. The Federal Deposit Insurance Corporation insures balances at each institution up to $100,000. Uninsured balances aggregated $4,468,469 and $1,819,941 at December 31, 1998 and 1997, respectively.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

NOTE 19 - INCOME TAXES

Temporary differences which give rise to deferred tax assets and liabilities as of December 31, 1998 are as follows:


                                                     Deferred Tax  Deferred Tax
                                                         Asset       Liability
                                                    ------------- ------------
Provision for doubtful accounts                      $259,500       $      0
Liability attributable to appreciated
  asset acquired                                            0        415,065
Deferred profit on Installment Sale                         0        289,345
                                                     --------       --------
                                                     $259,500       $704,410
                                                     ========       ========


The provision for income taxes is as follows:


                                              December 31,        December 31,
                                                 1998                1997
                                             --------------    ---------------
Current:
  Federal                                    $      622,045    $          0
  State                                             295,946          27,999

Deferred:
  Federal                                          (429,230)              0
  State                                             (38,925)              0
                                             --------------    ------------
     Total                                   $      449,836    $     27,999
                                             ==============    ============

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

NOTE 19 - INCOME TAXES (CONT'D)

The Provision for Income Taxes is different than the amount computed using the United States Federal Statutory Income Tax Rate for the reasons set forth below:


                                                  December 31,    December 31,
                                                      1998          1997
                                                 --------------  -------------

Expected tax at US statutory rate                       34.0%        (34.0)%
State and local income taxes                     *      32.6%          2.9%
Valuation allowance for operating                          5             0%
loss carryforwards not expected
to be used (released)
                                                        (9.5)%        34.0%
                                                   ----------  ------------
     Total                                              57.1%          2.9%
                                                   ==========  ============

* Effective rate is high due to the fact that subsidiaries do not file state tax returns on a consolidated basis. As a result, no net operating loss carryforward is available to one of the subsidiaries with a very large taxable income. In addition, other subsidiaries with taxable losses currently have state taxes due based on capital.

NOTE 20 - PRIMARY FINANCIAL STATEMENT COMPONENTS

PRIMARY COMPONENTS OF PREPAID EXPENSES


                                               December 31,       December 31,
                                                   1998               1997

                                            ---------------     --------------
Prepaid processing costs                    $     1,897,326     $      878,420
Advance draws against commissions                 1,387,354            988,250
Prepaid insurance                                    79,083             47,332
Other prepaid expenses                              327,060             68,733
                                            ---------------     --------------

  Total prepaid expenses                    $     3,690,823     $    1,982,735
                                            ===============     ==============

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


NOTE 20 - PRIMARY FINANCIAL STATEMENT COMPONENTS (CONT'D)

PRIMARY COMPONENTS OF GENERAL AND ADMINISTRATIVE EXPENSES
---------------------------------------------------------


                                                        December 31,         December 31,
                                                           1998                 1997
                                                       ---------------     ---------------
Salaries                                               $     3,858,710     $     1,112,025
Payroll taxes and benefits                                     858,537             342,061
Rent and occupancy                                           1,206,010             710,341
Other expenses                                               5,096,563           1,019,722
                                                       ---------------     ---------------
   Total general and administrative expenses
     - operating and closed branches                   $    11,019,820     $     3,184,149
                                                       ===============     ===============


PRIMARY COMPONENTS OF FIELD AND DIRECT EXPENSES
-----------------------------------------------


                                                         December 31,         December 31,
                                                             1998                 1997
                                                       ---------------     ----------------
Salaries                                               $     6,174,654     $      1,286,416
Salaries
Commissions                                                  7,948,276            4,505,625
Payroll Taxes and Benefits                                   1,185,637              513,091
Appraisal Fees and Credit Reports                            2,297,195            1,127,592
Other expenses                                                 569,654              835,011
                                                       ---------------     ----------------
   Total field and direct expenses
       - operating and closed branches                 $    18,175,416     $      8,267,735
                                                       ===============     ================


NOTE 21- ACQUISITION RELATED EXPENSES

1997
----
This item includes expenses incurred by certain acquired corporations. The results of operations of these companies is included in the statement of income of the Company, effective with the acquisition date. Certain mortgages in process at the acquisition date were completed in the acquired company, which gives rise to these expenses.