Form 10KSB/A
period 1998-12-31
IMN FINANCIAL CORP
filed 1999-04-15
CIK 353646

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------

                                   FORM 10-KSB/A

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

                                     PART I

ITEM 1.  BUSINESS


GENERAL

         IMN Financial Corp., a Delaware corporation, (the "Company") is a holding company which through its subsidiaries provides financial services such as mortgage brokerage and mortgage banking services. The Company's main subsidiary, Island Mortgage Network, Inc. ("Island Mortgage") formerly Donald Henig Inc., is engaged in the business of originating and selling mortgage loans secured primarily by one- to four-family residences. Island Mortgage originates loans through its 45 branch offices located in 22 states throughout the United States and the District of Columbia. The Company is licensed or exempt from licensing requirements to conduct business as a mortgage banker in 34 states and has applied for licensing in all fifty states. The majority of Island Mortgage's loans are made for the purchase of new homes or the refinancing of existing homes. Island Mortgage targets its lending to middle market individuals, although it has mortgage programs which cover the entire spectrum of mortgage lending. Island Mortgage focuses its lending in the FHA Government guaranteed loan market. Approximately 50% of Island Mortgage's loans are FHA and VA loans. A division of Island Mortgage focuses on lending to individuals who have impaired or unsubstantiated credit histories and/or unverifiable income and to individuals with higher loan to value ratios. As a result, Island Mortgage's customers generally are not averse to paying the higher interest rates charged for these type of loan programs as compared to the interest rates charged by conventional loans. This type of loan is generated through the use of direct mail and telemarketing efforts.

         The Company recently established its online mortgage application web site www.Apponline.com, whereby mortgage applicants can apply for a mortgage directly from their home or office. Since the beginning of 1999, the Company has averaged approximately $25 million per month in new mortgage originations directly through Apponline.com. In March 1999, the Company closed on approximately $10 million of mortgages which were applied for through its web-site. The Company believes that its web-site will help the Company grow its mortgage lending business significantly, although there can be no assurance thereof.

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


                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons Compliance with Section 16(a) of the Exchange Act
            -------------------------------------------------

Directors, Executive Officers and Key Employees

The Directors, Executive Officers and Key Employees of the Company are as follows:

   NAME                       AGE             POSITION
   ----                       ---             --------

  Edward R. Capuano          53          Chief Executive Officer, Chairman
                                             and Director

  Jeffrey Skulsky            49          President and Director

  Cindy L. Eisle             34          Chief Financial Officer and Treasurer

  James Richmond             53          Executive Vice President

  Pargie Raiola              57          Senior Vice President

  James Britton              52          Senior Vice President

  Patrick A. Reilly          42          Secretary and General Counsel

  Robert Knickman            50          Director

  Jerry Dugan                62          Director

  Stanley Hagendorf          69          Director


         EDWARD R. CAPUANO is the Chief Executive Officer, Chairman and a director of the Company. From 1995 to present Mr. Capuano has served as the President of Island Mortgage. From 1993 to 1995 Mr. Capuano served as the Northeastern Regional Director of United Capital Mortgage Corp. Mr. Capuano earned a B.A. in Business Administration from Manhattan College in 1967.

         JEFFREY SKULSKY has served as President and Director of the Company since November 1998. From 1995 to 1998 Mr. Skulsky has served as Director of Operation of Island Mortgage Network. From 1993 to 1995 Mr. Skulsky served as a Branch Manager of United Capital Corp.

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

         ROBERT L. KNICKMAN has served as a director of the Company since May 1998. From 1980 to the present, Mr. Knickman has served as the President of Knickman Associates, Inc., a company which owns, develops and manages commercial real estate. From 1994 to the present, he has been a partner of Lark Property Management, Inc., a company which manages bank owned properties and real estate in foreclosure and receivership. From 1996 to the present, Mr. Knickman has served as the President of Know Lead, Inc., a lead and asbestos inspection and consulting firm. From 1997 to the present, he has served as the Chief Operating Officer of Network Title Agency Corp., a full-service title agency. Mr. Knickman is a New York State licensed real estate broker and a registered mortgage broker licensed by the New York State Banking Department.

         JERRY DUGAN has served as a director of the Company since July 1998. From 1986 to 1998, Mr. Dugan has served as President and Chief Executive Officer of Advance Lamp Technologies Inc. Mr. Dugan received a B.B.A. from the University of Houston in 1963.

         STANLEY HAGENDORF has served as a Director of the Company since November 1998. Mr. Hagendorf is a practicing attorney with over twenty-five years of experience. Mr. Hagendorf received his Juris Doctorate from Harvard Law School.

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


NAME AND                   NUMBER OF SHARES             PERCENTAGE
ADDRESS(1)                 BENEFICIALLY OWNED          OF COMMON STOCK
----------                 ------------------          ---------------

Edward R. Capuano              17,563,057                 61.4%

Jeffrey Skulsky (2)             1,261,852                  4.4%

Cindy L. Eisle                    2,164                     *

James Richmond                    1,163                     *

Pargie Raiola                      -0-                     -0-

James Britton                     1,163                     *

Patrick A. Reilly                  -0-                     -0-

Robert Knickman                    -0-                     -0-

Jerry Dugan                       2,871                     *

Stanley Hagendorf (3)            11,480                     *

All officers and directors
as a group (10 persons)        18,843,750                  65.9%




-----------
*   less than one percent

(1) Unless otherwise indicated each person's address is 520 Broadhollow Road, Melville, New York 11747.

(2) 1,259,699 of which are owned by the Skulsky Trust, of which Mr. Skulsky is the Trustee

(3) All of which are owned by Mr. Hagendorf's wife.



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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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

/s/Edward R. Capuano        Chief Executive Officer,      April 15, 1999
Edward R. Capuano           Chairman and Director

/s/ Jeffrey Skulsky         President and Director        April 15, 1999
Jeffrey Skulsky

/s/ Cindy L. Eisle          Chief Financial Officer       April 15, 1999
Cindy L. Eisle

/s/ Robert Knickman         Director                      April 15, 1999
Robert Knickman

/s/ Jerry Dugan             Director                      April 15, 1999
Jerry Dugan

/s/ Stanley Hagendorf       Director                      April 15, 1999
Stanley Hagendorf

/s/ Patrick A. Reilly       Secretary                     April 15, 1999
Patrick A. Reilly

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