Form 10QSB
period 1999-03-31
IMN FINANCIAL CORP
filed 1999-05-17
CIK 353646

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For Qtr. Ended: March 31, 1999 File No.: 2-72849-NY

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

Indicate the number of shares outstanding of each of the registrant's classes of stock as of May 13, 1999:

Common stock, $.001 par value - 29,911,905 shares outstanding.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------
                                   FORM 10-QSB
                                   -----------








                                      INDEX

PART I - FINANCIAL INFORMATION

   Item I - FINANCIAL STATEMENTS (Unaudited)

     Condensed Consolidated Balance Sheets -
          March 31, 1999 and March 31, 1998                                  3-4


     Condensed Consolidated Statement of Income and Comprehensive Income -
          Three Months Ended March 31, 1999 and 1998                           5

     Condensed Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 1999 and 1998                         6-7

     Condensed Consolidated Statement of Retained Earnings                     8


     Notes to Financial Statements                                          9-10

   Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                          11-13
       .

PART II - OTHER INFORMATION                                                   14


SIGNATURES                                                                    15

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                          16

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------



                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------


                                     ASSETS
                                     ------







                                                   3/31/99            3/31/98
                                                  Unaudited          Unaudited
                                                 ----------          ---------

ASSETS
    Cash                                          $  3,092,264      $  1,563,963
    Mortgage inventory                              71,300,341        52,648,777
    Points and fees receivable                       6,649,598         4,542,229
    Stock subscription receivable                            0         1,125,066
    Other current receivables                        1,739,743                 0
    Investments                                      7,644,147         7,585,300
    Prepaid expenses                                 4,582,590         2,386,162
    Property and equipment - net                     2,523,862         1,350,856
    Notes and mortgages receivable                   2,248,357         3,616,367
    Intangible assets - net                          4,654,368         3,943,052
    Other assets                                       802,585           276,606
                                                  ------------      ------------

TOTAL ASSETS                                      $105,237,855      $ 79,038,378
                                                  ============      ============



                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                                  FORM 10 - QSB


                      CONDENSED CONSOLIDATED BALANCE SHEET


                       LIABILITIES & STOCKHOLDERS' EQUITY





                                                             3/31/99          3/31/98
                                                            Unaudited        Unaudited
                                                            ----------       ---------

 LIABILITIES
    Accounts payable and accrued expenses                 $   5,255,766    $   4,151,805

    Warehouse lines of credit                                70,192,877       52,133,131

    Borrowers escrow funds                                    1,011,476          452,393

    Capital lease obligations                                   134,488          191,691

    Notes and mortgages payable                                 179,088          266,071

    Due to related party                                     12,695,651        5,483,627

    Deferred income                                             860,455          664,346

    Deferred income taxes                                       444,910        1,330,804

    Corporate taxes payable                                     340,281                0

    Other liabilities                                            29,840                0

                                                          -------------    -------------

         Total Liabilities                                   91,144,832       64,673,868


STOCKHOLDERS' EQUITY
    Preferred stock - authorized 5,000,000 shares
     $.001 par value per share, the number of shares
     outstanding at March 31, 1999 and March 31, 1998 -
     5,960 and 4,250, respectively
         Respectively                                                 6                4
                                                          -------------    -------------
    Common stock - authorized 45,000,000 shares,
         $.001 par value per share, the number of
         shares outstanding at March 31, 1999 and
         March 31, 1998 - 28,661,905 and
         31,764,107, respectively                                28,663           31,764

    PAID-IN CAPITAL                                          20,203,554       18,968,260
STOCK SUBSCRIPTION RECEIVABLE                                (5,916,100)      (4,141,600)
  UNREALIZED GAIN ON AVAILABLE-FOR-SALE
 SECURITIES                                                     405,894          374,118
RETAINED DEFICIT                                               (628,994)        (868,036)
                                                          -------------    -------------


         TOTAL STOCKHOLDERS' EQUITY                          14,093,023       14,364,510
                                                          -------------    -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 105,237,855    $  79,038,378
                                                          =============    =============


                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

          CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE
                                     INCOME
                                   (Unaudited)


                                                     Three Months   Three Months
                                                         Ended          Ended
                                                        3/31/99        3/31/98
                                                     ------------   ------------
OPERATING INCOME
    Points, Fees and Premium Income                    $ 7,609,355   $ 5,290,460
    Interest Income                                      1,165,928       635,858
                                                       -----------   -----------

         Total Operating Income                          8,775,283     5,926,318
                                                       -----------   -----------

OPERATING EXPENSES
    General and Administrative Expenses                  2,990,127     2,030,522
    Interest Expense                                     1,226,003       891,790
    Field and Direct Expenses                            4,091,445     2,632,422
    Depreciation                                            97,588        65,015
    Amortization of Acquisition Goodwill                   122,855       154,920
    Other Amortization                                      62,549        24,649
                                                       -----------   -----------

         Total Operating Expenses                        8,590,567     5,799,318
                                                       -----------   -----------

Income from Operations                                     184,716       127,000

Income from Subsidiary                                       4,552        30,715
                                                       -----------   -----------

Income before Provision for Income Taxes                   189,268       157,715

Provision for Income Taxes                                  75,707         8,963
                                                       -----------   -----------

Net Income                                                 113,561       148,752

OTHER COMPREHENSIVE INCOME
Unrealized Gain on Available-for-Sale Securiites
    (Net of Income Tax)                                      9,318       374,118
                                                       -----------   -----------

COMPREHENSIVE INCOME                                   $   122,879   $   522,870
                                                       ===========   ===========

Weighted Average Number of Shares                       28,661,905    31,764,107
Outstanding
                                                       ===========   ===========

Basic Earnings per share                               $      0.00   $      0.00
                                                       ===========   ===========

Diluted Earnings per share                             $      0.00   $      0.00
                                                       ===========   ===========

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                     Three Months     Three Months
                                                        Ended            Ended
                                                        3/31/99          3/31/98
                                                     ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                      $     113,561    $     148,752
    Adjustments to reconcile net income to net
cash provided by operating activities:
         Amortization                                     185,404          179,569
         Depreciation                                      97,588           65,015
         Income from subsidiary                            (4,552)         (30,715)
    Changes in assets and liabilities                  (2,990,006)      (2,141,136)
                                                    -------------    -------------

Net cash used by operating activities                  (2,598,005)      (1,778,515)
                                                    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                   (395,821)        (100,791)
    Purchase of intangible assets                        (129,076)          (3,315)
    Mortgages originated - net                       (189,426,876)    (133,432,375)
    Mortgages sold                                    192,236,297      124,936,217
                                                    -------------    -------------

Net cash provided (used ) by investing activities       2,284,524       (8,600,264)
                                                    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of preferred stock                                     0        1,274,970
    Notes receivable advanced                                   0       (1,345,387)
    Advances from related parties                       2,255,873          624,200
    Proceeds from warehouse line of credit            186,585,473      130,764,000
    Repayments of warehouse line of credit           (189,737,541)    (122,283,369)
    Repayment of capital lease obligations                 (1,329)               0
    Repayment of notes and mortgages payable             (148,929)               0
    Collection of stock subscriptions                           0          874,934
    Collection of notes receivable                          5,656            5,656
                                                    -------------    -------------

Net cash provided (used) by financing activities       (1,040,797)       9,915,004
                                                    -------------    -------------

Net decrease in cash and equivalents                   (1,354,278)        (463,775)

Cash - January 1                                        4,446,542        2,027,738
                                                    -------------    -------------

Cash - March 31                                     $   3,092,264    $   1,563,963
                                                    =============    =============


                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                               Three Months     Three Months
                                                                  Ended            Ended
                                                                  3/31/99          3/31/98
                                                               ------------     ------------

SUPPLEMENTAL DISCLOSURES:
    Interest expense paid                                    $1,226,003          $  891,790
                                                             ==========          ==========

    Income taxes paid                                        $   46,076          $   27,999
                                                             ==========          ==========



SUPPLEMENTAL DISCLOSURES OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES:



Increase in market value of available-for-sale
    Securities                                               $    9,318          $   18,824
                                                             ==========          ==========

Decrease in assets and liabilities in conjunction with
    previous sale of subsidiary                              $  384,357          $        0
                                                             ==========          ==========



                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

              CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                   (Unaudited)





RETAINED DEFICIT - JANUARY 1, 1999                                    $(742,555)

Net Income                                                              113,561
                                                                      ---------

RETAINED DEFICIT - MARCH 31, 1999                                     $(628,994)
                                                                      =========


                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and item 310 (b) of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's 1998 annual report filed on form 10-KSB.


NOTE 2 - EARNINGS PER SHARE

        Earnings per share have been computed on the basis of the total weighted average number of shares outstanding at March 31, 1999 and 1998.


                                                        MARCH 31,      MARCH 31,
                                                          1999           1998
                                                        ---------     ----------

Number of shares outstanding - Start of period          28,661,905    31,764,107

Decreases                                                        0             0
Increases                                                        0             0
                                                        ----------    ----------

Number of shares outstanding - End of period            28,661,905    31,764,107
                                                        ==========    ==========

Weighted Average Number of Shares
Outstanding                                             28,661,905    31,764,107
                                                        ==========    ==========




NOTE 3 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of the Company include the accounts of IMN Financial Corp. and its wholly owned subsidiaries, Island Mortgage Network, Inc., Citizens Mortgage Service Company, First Equities Service Corp. and First Equities Commercial Corp.. All significant intercompany balances and transactions have been eliminated in consolidation.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - SUBSEQUENT EVENTS

        Subsequent to March 31, 1999, the Company issued an additional 1,250,000 shares of common stock for gross proceeds of $2,320,000.

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

RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED MARCH 31, 1999 VS.
-------------------------------------------------------------------
MARCH 31, 1998
--------------

             Total revenues for the three months ended March 31, increased to $8,775,283 as compared to $5,926,318 for the same period in 1998, an increase of 48%. The Company attributes the increase to several acquisitions in 1998, as well as entry into the internet market.

             Total general and administrative expenses for the three months ended March 31, increased to $2,990,127 as compared to $2,030,522 for the same period in 1998, an increase of 47%. The Company attributes the increase to the increase in the aforementioned sales volume.

             Total interest expense for the three months ended March 31, increased to $1,226,003 as compared to $891,790 for the same period in 1998, an increase of 37%. The Company attributes the increase to the increase in the aforementioned sales volume.

         Total field and direct expenses for the three months ended March 31, increased to $4,091,445 as compared to $2,632,422 for the same period in 1998, an increase of 55%. The Company attributes the increase to the increase in the aforementioned sales volume.

             Total net income for the three months ended March 31, decreased to $113,561 as compared to $148,752 for the same period in 1998, a decrease of 24%. The Company attributes the decrease to an increase in the provision for income taxes as a percent of pretax income from 6% in 1998 to 40% in 1999. The tax rate in 1998 was low due to the net operating loss carryforward available for which a 100% valuation allowance was provided.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

             The Company believes that current operations will provide adequate cash flow to meet current obligations. The Company has $6,649,598 in points and fees receivable and investments of $7,644,147 as its present capital resources. In addition, the Company sold common stock (Note 4) during the second quarter resulting in proceeds of $2,320,000 to the Company. Management believes that these resources provide adequate working capital for the Company.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000
---------

THE COMPANY'S STATE OF READINESS
--------------------------------

        85% of the Company's information technology systems are presently year 2000 compliant, including having been tested as to their compliance. The remaining 15% of the systems are expected to be upgraded and tested within the next several months, resulting in year 2000 compliance by mid 1999. In addition, the Company is regulated by the NYS Banking Department, which is overseeing the year 2000 compliance of the systems through various questionnaires. Thus, far, the Company is in compliance with the oversight of the NYS Banking Department.

        Year 2000 compliance of the Company's non-information technology systems has not yet been addressed. The year 2000 compliance of these systems is expected to be addressed and in place by mid 1999.

        There are currently several third parties whose year 2000 compliance is important to the Company's continuing operation. These include banks and other financial institutions which provide the Company's operational financing. The Company is presently developing questionnaires to be answered by the third parties regarding their level of year 2000 compliance. In addition, the NYS Banking Department is overseeing the year 2000 compliance of the systems of all of the third parties.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES
---------------------------------------------------

        The company is in the process of replacing the remaining outdated information technology systems within the next several months. This replacement encompasses the remaining 20% of the systems which are presently year 2000 noncompliant. Therefore, there will be no costs directly associated with making the systems year 2000 compliant, as the cost to be incurred is in connection with the routine upgrade of the systems.

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

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 (CONT'D.)
-------------------

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES (CONT'D)
----------------------------------------------------

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

                  Form 10QT - For the Transition Period October 1, 1996 to
              *           December 31, 1996

              *   Form 10KSB - For the Year Ended December 31, 1997

              *   Form 10QSB - For the Quarter Ended March 31, 1998

              *   Form 10QSB - For the Quarter Ended June 30, 1998

              *   Form 10QSB - For the Quarter Ended September 30, 1998

              *   Form 10KSB - For the Year Ended December 31, 1998






*       Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             IMN FINANCIAL CORP. AND SUBSIDIARIES.



Dated: May 14, 1999                    --------------------------------
                                       EDWARD CAPUANO - President, Principal
                                       Executive Officer and Principal Financial
                                       Officer