Form 10QSB
period 1999-06-30
IMN FINANCIAL CORP
filed 1999-08-20
CIK 353646

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For Qtr. Ended: June 30, 1999 File No.: 2-72849-NY

                               APPONLINE.COM, INC.
                     (Formerly Known As IMN FINANCIAL CORP.)
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate the number of shares outstanding of each of the registrant's classes of stock as of August 20, 1999:

Common stock, $.001 par value - 29,953,905 shares outstanding.

Preferred stock, $.001 par value - 5,960 shares outstanding.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                                   FORM 10-QSB








                                      INDEX

PART I - FINANCIAL INFORMATION

       Item I - FINANCIAL STATEMENTS (Unaudited)

          Condensed Consolidated Balance Sheets -
              June  30, 1999 and June 30, 1998                           3-4


          Condensed Consolidated Statement of Income -
                   Six Months Ended June  30, 1999 and June 30, 1998       5


          Condensed Consolidated Statement of Income -
                     Three Months Ended June  30, 1999 and June 30, 1998   6

          Condensed Consolidated Statement of Cash Flows -
                   Six Months Ended June  30, 1999 and June 30, 1998     7-8


          Condensed Consolidated Statement of Retained Earnings            9


          Notes to Financial Statements                                   10

     Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                    11-13


PART II - OTHER INFORMATION                                               14


SIGNATURES                                                                15

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                      16



                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------
                                  FORM 10 - QSB
                                  -------------


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                     ASSETS
                                     ------





                                                6/30/99                     6/30/98
                                              Unaudited                    Unaudited
                                        ----------------------       ---------------------

ASSETS
    Cash                                   $       3,277,342          $      2,905,908
    Mortgage inventory                            75,542,872                59,839,563
    Points and fees receivable                     8,334,353                 4,396,093
    Other current receivables                      1,696,419                   754,310
    Investments                                    7,639,504                 7,356,558
    Prepaid expenses                               5,811,057                 4,727,117
    Property and equipment - net                   2,829,730                 1,583,210
    Notes and mortgages receivable                 3,242,701                 4,219,964
    Intangible assets - net                        4,552,140                 4,377,447
    Other assets                                     860,099                    85,167
                                           -----------------          ----------------

TOTAL ASSETS                               $     113,786,217          $     90,245,337

                                           =================          ================




                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------
                                  FORM 10 - QSB
                                  -------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------





                                                           6/30/99                    6/30/98
                                                          Unaudited                  Unaudited
                                                    ----------------------     ---------------------

 LIABILITIES
    Accounts payable and accrued expenses             $      5,048,982         $      4,794,209
    Warehouse lines of credit                               74,360,144               59,258,693
    Borrowers escrow funds                                     454,005                  272,393
    Capital lease obligations                                  130,440                  191,054
    Notes payable                                              388,965                  585,586
    Due to related party                                    14,559,314                7,098,595
    Deferred income                                          1,227,778                1,175,540
    Deferred income taxes                                      444,910                  415,019
    Corporate taxes payable                                    356,616                        0
    Other liabilities                                            7,096                        0
                                                      ----------------         ----------------

         Total Liabilities                                  96,978,250               73,791,089

STOCKHOLDERS' EQUITY
    Preferred stock - authorized 5,000,000 shares $.001 par
         value per share, the number of shares outstanding
         at June 30, 1999 and June 30, 1998 - 5,960 and
         4,250, respectively                                         6                        4
    Common stock - authorized 45,000,000 shares,
         $.001 par value per share, the number of
         shares outstanding at June 30, 1999 and
        June 30, 1998 - 29,953,905 and
         31,764,201, respectively                               29,955                   31,858
    Paid-in capital                                         22,669,262               20,548,166
    Stock subscription receivable                          (5,916,100)              (3,766,666)
    Unrealized gain on available-for-sale
        securities                                             449,376                  253,129
    Retained deficit                                         (424,532)                (612,243)
                                                        --------------       ------------------

         Total Stockholders' Equity                         16,807,967               16,454,248
                                                        --------------       ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 113,786,217       $       90,245,337
                                                        ==============       ==================




                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                               Six Months            Six Months
                                                                  Ended                 Ended
                                                                 6/30/99               6/30/98
                                                         ------------------       ----------------

OPERATING INCOME
    Points, Fees and Premium Income                      $       16,320,568       $     11,352,545
    Interest Income                                               2,214,785              1,593,150
                                                         ------------------       ----------------

         Total Operating Income                                  18,535,353             12,945,695
                                                         ------------------       ----------------

OPERATING EXPENSES
    General and Administrative Expenses                           6,468,676              4,337,801
    Interest Expense                                              2,619,818              2,210,085
    Field and Direct Expenses                                     8,342,778              5,594,546
    Depreciation                                                    217,039                135,904
    Amortization of Acquisition Goodwill                            246,409                 84,006
    Other Amortization                                              147,021                 51,247
                                                         ------------------       ----------------

         Total Operating Expenses                                18,041,741             12,413,589
                                                         ------------------       ----------------

Income from Operations                                              493,612                532,106

Loss from Subsidiary                                                 43,573                 77,038
                                                         ------------------       ----------------

Income before Provision for Income Taxes                            450,039                455,068

Provision for Income Taxes                                          132,016                 50,523
                                                         ------------------       ----------------

Net Income                                                          318,023                404,545

OTHER COMPREHENSIVE INCOME
Unrealized Gain on Available -for-Sale Securities
    (Net of Income Tax)                                              52,800                 18,635
                                                         ------------------       ----------------

COMPREHENSIVE INCOME                                     $          370,823       $        423,180
                                                         ==================       ================

Weighted Average Number of Shares                                29,100,501             31,764,157
Outstanding                                              ==================       ================

Basic Earnings per share                                 $             0.01       $           0.01
                                                         ==================       ================

Diluted Earnings per share                               $             0.01       $           0.01
                                                         ==================       ================




                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)



                                                            Three Months              Three Months
                                                                Ended                    Ended
                                                               6/30/99                  6/30/98
                                                       -----------------------      -----------------

OPERATING INCOME
    Points, Fees and Premium Income                    $       8,711,213           $       6,062,085
    Interest Income                                            1,048,857                     957,292
                                                       -----------------           -----------------

         Total Operating Income                                9,760,070                   7,019,377
                                                       -----------------           -----------------

OPERATING EXPENSES
    General and Administrative Expenses                        3,478,549                   2,252,017
    Interest Expense                                           1,393,815                   1,318,295
    Field and Direct Expenses                                  4,251,333                   2,904,469
    Depreciation                                                 119,451                      70,889
    Amortization of Acquisition Goodwill                         123,554                      42,003
    Other Amortization                                            84,472                      26,598
                                                       -----------------           -----------------

         Total Operating Expenses                              9,451,174                   6,614,271
                                                       -----------------           -----------------

Income from Operations                                           308,896                     405,106

Loss from Subsidiary                                              48,125                     107,715
                                                       -----------------           -----------------

Income before Provision for Income Taxes                         260,771                     297,391

Provision for Income Taxes                                        56,309                      41,560
                                                       -----------------           -----------------

Net Income                                                       204,462                     255,831

OTHER COMPREHENSIVE INCOME
Unrealized Gain on Available -for-Sale Securities
    (Net of Income Tax)                                           43,482                       6,211
                                                       -----------------           -----------------

COMPREHENSIVE INCOME                                   $         247,944           $         262,042
                                                       =================           =================




                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                 Six Months                   Six Months
                                                                   Ended                        Ended
                                                                  6/30/99                      6/30/98
                                                          ----------------------       ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                            $              318,023       $              404,545
    Adjustments to reconcile net income to net
         cash used by operating activities:
         Amortization                                                    393,430                      135,253
         Depreciation                                                    217,039                      135,904
         Loss from subsidiary                                             43,573                       77,038
    Changes in assets and liabilities                                (6,251,442)                  (4,503,949)
                                                          ----------------------       ----------------------
Net cash used by operating activities                                (5,279,377)                  (3,751,209)
                                                          ----------------------       ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                 (675,158)                    (294,128)
    Purchase of intangible assets                                      (204,149)                      (3,315)
    Mortgages originated - net                                     (388,216,240)                (288,222,964)
    Mortgages sold                                                   386,783,130                  272,536,020
    Cash acquired in conjunction with acquisition                          5,872                            0
    Notes receivable advanced                                        (1,000,000)                  (1,954,639)
    Collection of notes receivable                                        11,312                       11,311
                                                          ----------------------       ----------------------
Net cash used by investing activities                                (3,295,233)                 (17,927,715)
                                                          ----------------------       ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of preferred stock                                                    0                    2,554,970
    Sale of common stock                                               2,320,000                            0
    Advances from related parties                                      4,249,091                    2,020,997
    Proceeds from warehouse line of credit                           382,392,996                  269,810,659
    Repayments of warehouse line of credit                         (381,377,797)                (254,204,466)
    Repayment of capital lease obligations                               (5,377)                            0
    Repayment of notes and mortgages payable                           (173,503)                            0
    Collection of stock subscriptions                                          0                    2,374,934
                                                          ----------------------       ----------------------
Net cash provided by financing activities                              7,405,410                   22,557,094
                                                          ----------------------       ----------------------

Net increase (decrease) in cash                                      (1,169,200)                      878,170

Cash - January 1                                                       4,446,542                    2,027,738
                                                          ----------------------       ----------------------

Cash - June 30                                            $            3,277,342       $            2,905,908
                                                          ======================       ======================




                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                      Six Months             Six Months
                                                                        Ended                   Ended
                                                                       6/30/99                 6/30/98
                                                                  -----------------        -----------------

SUPPLEMENTAL DISCLOSURES:
    Interest expense                                              $       1,393,815        $       2,210,085
                                                                  =================        =================

    Income taxes                                                  $          86,713        $          69,559
                                                                  =================        =================



SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:


Increase in Market Value of Available-for-Sale Securities         $         52,800        $          18,635
                                                                  ================        =================

Assets distributed to reduce debt                                 $              0        $       4,339,089
                                                                  ================        =================

Stock issued in conjunction with acquisitions                     $        147,000        $         300,000
                                                                  ================        =================

Notes payable issued in conjunction with acquisitions             $              0        $         394,710
                                                                  ================        =================

Decrease in assets and liabiliites in conjunction with
    previous sale of subsidiary                                   $        384,357        $               0
                                                                  ================        =================






                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

              CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                   (Unaudited)





RETAINED DEFICIT - JANUARY 1, 1999               $                (742,555)

Net Income                                                          318,023
                                                 --------------------------

RETAINED DEFICIT - JUNE 30, 1999                 $                (424,532)
                                                 ==========================





                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and item 310 (b) of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's 1998 annual report filed on form 10-KSB.


NOTE 2 - EARNINGS PER SHARE

        Earnings per share have been computed on the basis of the total weighted average number of shares outstanding at June 30, 1999 and 1998.


                                                           JUNE 30,                   JUNE 30,
                                                            1999                       1998
                                                   -------------------          -----------------

Number of shares outstanding - Start Up Period              28,661,905                 31,764,107

Increases of shares                                          1,292,000                         94
                                                   -------------------          -----------------

Number of shares outstanding - End of period                29,953,905                 31,764,201
                                                   ===================          =================

Weighted Average Number of Shares
Outstanding                                                 29,100,501                 31,764,150
                                                   ===================          =================


NOTE 3 - PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements of the Company include the accounts of AppOnline.com, Inc. and its wholly owned subsidiaries, Island Mortgage Network, Inc., Citizens Mortgage Service Company, First Equities Service Corp., First Equities Commercial Corp. and Queen City Mortgage Co.. All significant intercompany balances and transactions have been eliminated in consolidation.

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

RESULTS OF OPERATIONS - SIX MONTH PERIOD ENDED JUNE 30, 1999 VS. JUNE 30,
-------------------------------------------------------------------------
1998
----

             Total revenues for the six months ended June 30, increased to $18,535,353 as compared to $12,945,695 for the same period in 1998, an increase of 43%. The Company attributes the increase to several acquisitions in 1998, as well as entry into the internet market.

             Total general and administrative expenses for the six months ended June 30, increased to $6,468,676 as compared to $4,337,801 for the same period in 1998, an increase of 49%. This increase is 6% greater than the increase in total revenues due to additional costs related to several recent acquisitions.

             Total interest expense for the six months ended June 30, increased to $2,619,818 as compared to $2,210,085 for the same period in 1998 an increase of 19%. This increase is due to the fluctuation in the average balance of the warehouse lines of credit, as well as the average duration of the balance before being repaid.

             Total field and direct expenses for the six months ended June 30, increased to $8,342,778 as compared to $5,594,546 for the same period in 1998, an increase of 49%. This increase is 6% greater than the increase in total revenues due to additional costs related to several recent acquisitions.

             Total net income for the six months ended June 30, decreased to $318,023 as compared to $404,545 for the same period in 1998, a decrease of 21%. The Company attributes the decrease to additional costs related to several recent acquisitions and declining profit margins resulting from rising interest rates.

RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED JUNE 30, 1999 VS. JUNE
-----------------------------------------------------------------------
30, 1998
--------

             Total revenues for the three months ended June 30, increased to $9,760,070 as compared to $7,019,377 for the same period in 1998, an increase of 39%. The Company attributes the increase to several acquisitions in 1998, as well as entry into the internet market.

             Total general and administrative expenses for the three months ended June 30, increased to $3,478,549 as compared to $2,252,017 for the same period in 1998, an increase of 54%. This increase is 15% greater than the increase in total revenues due to additional costs related to several recent acquisitions.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED JUNE 30, 1999 VS. JUNE
-----------------------------------------------------------------------
30, 1998 (CONTINUED)
--------------------

        Total interest expense for the three months ended June 30, increased to $1,393,815 as compared to $1,318,295 for the same period in 1998, an increase of 6%. This increase is due to the fluctuation in the average balance of the warehouse lines of credit, as well as the average duration of the balance before being repaid.

        Total field and direct expenses for the three months ended June 30, increased to $4,251,333 as compared to $2,904,469 for the same period in 1998, an increase of 46%. This increase is 7% greater than the increase in total revenues due to additional costs related to several recent acquisitions.

        Total net income for the three months ended June 30, decreased to $204,462 as compared to $255,831 for the same period in 1998, a decrease of 20%. The Company attributes the decrease to additional costs related to several recent acquisitions and declining profit margins resulting from rising interest rates.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Company believes that current operations will provide adequate cash flow to meet current obligations. The Company has $8,334,353 in points and fees receivable and investments of $7,639,504 as its present capital resources. Management believes that these resources provide adequate working capital for the Company.


YEAR 2000
---------

THE COMPANY'S STATE OF READINESS
--------------------------------

        All of the Company's information technology systems are presently year 2000 compliant, including having been tested as to their compliance. In addition, the Company is regulated by the NYS Banking Department, which is overseeing the year 2000 compliance of the systems through various questionnaires. Thus, far, the Company is in compliance with the oversight of the NYS Banking Department.

        All of the Company's non-information technology systems are also presently year 2000 compliant.

        There are currently several third parties whose year 2000 compliance is important to the Company's continuing operation. These include banks and other financial institutions which provide the Company's operational financing. The Company is

                      IMN FINANCIAL CORP. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 (CONTINUED)
---------------------

THE COMPANY'S STATE OF READINESS (CONTINUED)
--------------------------------------------

currently in the process of confirming their level of year 2000 compliance. In addition, the NYS Banking Department is overseeing the year 2000 compliance of the systems of all of the third parties.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES
---------------------------------------------------

        The company has replaced the remaining outdated information technology systems. This replacement encompassed the remaining systems which were year 2000 noncompliant. Therefore, there have been no costs directly associated with having made the systems year 2000 compliant, as the costs incurred were in connection with the routine upgrade of the systems.

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

        *           Form 10QSB - For the Quarter Ended March 31, 1999









        *    Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             IMN FINANCIAL CORP. AND SUBSIDIARIES.



Dated: August 20, 1999
                                         --------------------------------------
                                         EDWARD CAPUANO - President, Principal
                                         Executive Officer and Principal
                                         Financial Officer