Form 10KSB/A
period 1998-12-31
IMN FINANCIAL CORP
filed 1999-10-06
CIK 353646

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

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income
                            Years Ended December 31,


                                                 1998              1997
                                              ---------       -----------
OTHER COMPREHENSIVE INCOME
Unrealized Gain on Available-for-Sale
     Securities (Net of Income Tax)           $  41,282       $   355,294
                                              ---------       -----------

COMPREHENSIVE INCOME (LOSS)                   $ 378,743       $  (642,701)
                                              =========       ===========

Basic Earnings (Loss) Per Share                    0.01             (0.10)
                                              =========       ===========

Diluted Earnings (Loss) Per Share                  0.01             (0.10)
                                              =========       ===========







            See accompanying independent auditor's report and notes.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 1998 and 1997

                                                                                                          UNREALIZED
                                                                                                            GAIN ON
                                                                                                          AVAILABLE-
                          COMMON       COMMON     PREFERRED     PREFERRED    ADDITIONAL       STOCK          FOR
                          STOCK        STOCK        STOCK         STOCK       PAID-IN     SUBSCRIPTION       SALE
          DATE           (SHARES)       ($)       (SHARES)         ($)        CAPITAL      RECEIVABLE     SECURITIES
------------------------ ---------  -----------  ---------     ----------   -----------   ------------   ------------
Balance 1/1/97           4,257,199         426                                 16,867               0             0

Reverse Split           (3,192,900)        638                                   (638)

Reverse Acquisition     20,421,700      20,422                              6,727,382

Options Exercused        2,200,000       2,200                              6,597,800

Issued for Acquisition   1,078,108       1,078                              3,844,492

Treasury Stock Issued    7,000,000       7,000                                 (7,000)

Preferred Stock Sold                                 1,100       $     1    1,099,999
Series A

Underwriting Expenses                                                        (636,500)

Value of Options Issued                                                        50,891

Unrealized Gain on
Available for Sale
Securities                                                                                                $ 355,294

Reverse Stock
Subscription
Receivable                                                                                $(6,141,600)

Net Loss
                        ----------  ----------   ---------    ---------- ------------     ------------    ---------

Balance 12/31/97        31,764,107      31,764       1,100             1   17,693,293      (6,141,600)      355,294


Preferred Stock Sold
Series B                                             3,150             3    2,999,997








                               RETAINED
                               EARNINGS       TOTALS
                               --------      ---------
Balance 1/1/97                (18,793)         (1,500)

Reverse Split                                       0

Reverse Acquisition                         6,747,804

Options Exercused                           6,600,000

Issued for Acquisition                      3,845,570

Treasury Stock Issued                               0

Preferred Stock Sold                        1,100,000
Series A

Underwriting Expenses                        (636,500)

Value of Options Issued                        50,891

Unrealized Gain on
Available for Sale
Securities                                    355,294

Reverse Stock
Subscription
Receivable                                 (6,141,600)

Net Loss                                     (997,995)

                        ---------------    ----------
Balance 12/31/97         (1,016,788)       10,921,964


Preferred Stock Sold                        3,000,000
Series B



            See accompanying independent auditor's report and notes.

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 1998 and 1997

                                                                                                          UNREALIZED
                                                                                                            GAIN ON
                                                                                                          AVAILABLE-
                          COMMON       COMMON     PREFERRED     PREFERRED    ADDITIONAL       STOCK          FOR
                          STOCK        STOCK        STOCK         STOCK       PAID-IN     SUBSCRIPTION       SALE
          DATE           (SHARES)       ($)       (SHARES)         ($)        CAPITAL      RECEIVABLE     SECURITIES
------------------------ ---------  -----------  ---------     ----------   -----------   ------------   ------------
Preferred Stock Issued                             5,000              5            (5)
Series C

Preferred Stock Converted

Series A                 3,522,180       3,522     (3,150)           (3)       (3,519)

Series B                   254,562         255       (140)           (1)         (254)

Rounding                                     1                        1            (2)

Issued for Acquisition      94,131          94                                299,906

Treasury Stock Retired  (7,000,000)     (7,000)                                 7,000

Stock Issued as
Compensation                26,925          27                                 62,978

Underwriting Expenses                                                        (569,840)

Net Income

Inputed Interest-
current amortization                                                                          (60,500)

Inputed Interest                                                             (286,000)        286,000

Unrealized Gain on
Available for Sale
Securities                                                                                                   41,282
                       ----------  ----------   ---------    ---------- ------------     ------------    ----------

Balance 12/31/98       28,661,905  $   28,663       5,960    $        6 $ 20,203,554     $ (5,916,100)   $  396,576
                       ==========  ==========   =========    ========== ============     ============    ==========








                               RETAINED
                               EARNINGS       TOTALS
                               --------      ---------
Preferred Stock Issued                             0
Series C

Preferred Stock Converted

Series A                                           0

Series B                                           0

Rounding                              3            3

Issued for Acquisition                       300,000

Treasury Stock Retired                             0

Stock Issued as
Compensation                                  63,005

Underwriting Expenses                       (569,840)

Net Income                      274,230      274,230

Inputed Interest-
current amortization                         (60,500)

Inputed Interest                                   0

Unrealized Gain on
Available for Sale
Securities                                    41,282
                             ----------  -----------

Balance 12/31/98             $ (742,555) $13,970,144
                             ==========  ===========




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

                      IMN FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


NOTE 14 - OPERATING LEASES

The Company is obligated under a number of operating leases for its main and branch office facilities, and equipment leases. the leases expire on various dates through September 2003. Total rent expense aggregated $1,213,327 and $820,924, for the years ended December 31, 1998 and 1997, respectively.

The lease obligations are as follows, for the years ending December 31,:

          1999           $1,132,266
          2000              800,956
          2001              509,035
          2002              351,572
          2003               83,481
                         ----------
          Total          $2,877,310

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