Form 10QSB
period 1999-09-30
IMN FINANCIAL CORP
filed 1999-11-04
CIK 353646

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For Qtr. Ended: September 30, 1999 File No.: 2-72849-NY

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

Indicate the number of shares outstanding of each of the registrant's classes of stock as of November 3, 1999:

Common stock, $.001 par value - 31,107,782 shares outstanding.

Preferred stock, $.001 par value - 7,000 shares outstanding.

                      APPONLINE.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB




                                      INDEX

PART I - FINANCIAL INFORMATION

Item I - FINANCIAL STATEMENTS (Unaudited)
   Condensed Consolidated Balance Sheets -
       September 30, 1999 and September 30, 1998                             3-4

   Condensed Consolidated Statement of Income -
       Nine Months Ended September 30, 1999 and September 30, 1998             5

   Condensed Consolidated Statement of Income -
         Three Months Ended September 30, 1999 and September 30, 1998          6

   Condensed Consolidated Statement of Cash Flows -
       Nine Months Ended September 30, 1999 and September 30, 1998           7-8


   Condensed Consolidated Statement of Accumulated Deficit                     9

   Notes to Financial Statements                                           10-11
Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                             12-16

PART II - OTHER INFORMATION                                                17-18

SIGNATURES                                                                    19

EXHIBIT 27 - Financial Data Schedule                                          20

                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------
                                  FORM 10 - QSB
                                  -------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                     ASSETS
                                     ------





                                                      9/30/99          9/30/98
                                                     Unaudited        Unaudited
                                                  -------------     ------------

ASSETS
    Cash                                          $  3,199,116      $  3,523,006
    Mortgage inventory                              84,379,904        73,583,676
    Points and fees receivable                       7,523,106         4,953,683
    Other current receivables                        1,629,948           975,110
    Investments                                      7,792,149         7,405,297
    Prepaid expenses                                 5,726,021         5,760,721
    Property and equipment - net                     3,648,768         2,888,887
    Notes and mortgages receivable                   2,237,045         2,259,669
    Intangible assets - net                          4,608,120         6,282,070
    Other assets                                       599,327           428,883
                                                  ------------      ------------

TOTAL ASSETS                                      $121,343,504      $108,061,002
                                                  ============      ============


                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------



                                                       9/30/99          9/30/98
                                                      Unaudited        Unaudited
                                                    ------------     -----------

 LIABILITIES
    Accounts payable and accrued expenses           $   5,381,067    $   7,109,954
    Warehouse lines of credit                          83,410,226       72,909,932
    Borrowers escrow funds                                678,257          270,371
    Capital lease obligations                             205,963          900,549
    Notes payable                                         290,470          575,368
    Due to related party                               15,908,706        7,481,812
    Deferred income                                       860,927        1,289,397
    Deferred income taxes                                       0          698,680
    Other liabilities                                       7,388              246
                                                    -------------    -------------

         Total Liabilities                            106,743,004       91,236,309

STOCKHOLDERS' EQUITY
    Preferred stock - authorized 5,000,000 shares
          $.001 par value per share, the
          number of shares outstanding at
          September 30, 1999 and and September
         30, 1998 - 5,000 and 4,250,
         respectively                                           5                4
    Common stock - authorized 45,000,000 shares,
         $.001 par value per share, the number of
         shares outstanding at September 30, 1999
         and September 30, 1998 - 31,107,782 and
         24,764,201, respectively                          31,108           31,858
    Paid-in capital                                    23,254,713       20,548,166
    Stock subscription receivable                      (5,916,100)      (3,766,666)
    Unrealized gain on available-for-sale
        securities                                        564,294          259,341
    Accumulated deficit                                (3,333,520)        (248,010)
                                                    -------------    -------------

         Total Stockholders' Equity                    14,600,500       16,824,693
                                                    -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 121,343,504    $ 108,061,002
                                                    =============    =============


                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                      Nine Months      Nine Months
                                                         Ended            Ended
                                                        9/30/99           9/30/98
                                                   --------------   ---------------

OPERATING INCOME
    Points, Fees and Premium Income                 $ 23,953,134    $ 20,123,188
    Interest Income                                    3,099,598       2,833,895
                                                    ------------    ------------

         Total Operating Income                       27,052,732      22,957,083
                                                    ------------    ------------

OPERATING EXPENSES
    General and Administrative Expenses               11,373,312       6,597,642
    Interest Expense                                   4,286,020       3,796,929
    Field and Direct Expenses                         13,622,280      10,881,871
    Depreciation                                         392,457         241,194
    Amortization of Acquisition Goodwill                 376,876         204,944
    Other Amortization                                   187,592          77,846
                                                    ------------    ------------

         Total Operating Expenses                     30,238,537      21,800,426
                                                    ------------    ------------

Income (Loss) from Operations                         (3,185,805)      1,156,657

Income (Loss) from Subsidiary                             (5,846)        (34,511)
                                                    ------------    ------------

Income (Loss) before Provision for Income Taxes       (3,191,651)      1,122,146

Benefit (Provision) for Income Taxes                     600,686        (353,368)
                                                    ------------    ------------

Net Income (Loss)                                     (2,590,965)        768,778

OTHER COMPREHENSIVE INCOME
Unrealized Gain on Available -for-Sale Securities
    (Net of Income Tax)                                  167,718          24,847
                                                    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                         $ (2,423,247)   $    793,625
                                                    ============    ============

Weighted Average Number of Shares Outstanding         29,991,080      29,430,831
                                                    ============    ============

Basic Earnings per share                            $      (0.09)   $       0.03
                                                    ============    ============
Diluted Earnings per share                          $      (0.09)   $       0.03
                                                    ============    ============



                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                    Three Months    Three Months
                                                        Ended           Ended
                                                       9/30/99         9/30/98
                                                    ------------   ------------

Operating Income
    Points, Fees and Premium Income                 $  7,632,566    $  8,770,643
    Interest Income                                      884,813       1,240,745
                                                    ------------    ------------

         Total Operating Income                        8,517,379      10,011,388
                                                    ------------    ------------

Operating Expenses
    General and Administrative Expenses                4,904,636       2,848,678
    Interest Expense                                   1,666,202       1,586,844
    Field and Direct Expenses                          5,279,502       4,698,488
    Depreciation                                         175,418         105,290
    Amortization of Acquisition Goodwill                 130,467         120,938
    Other Amortization                                    40,571          26,599
                                                    ------------    ------------

         Total Operating Expenses                     12,196,796       9,386,837
                                                    ------------    ------------

Income (Loss) from Operations                         (3,679,417)        624,551

Income (Loss) from Subsidiary                             37,727          42,527
                                                    ------------    ------------

Income (Loss) before Provision for Income Taxes       (3,641,690)        667,078

Benefit (Provision) for Income Taxes                     732,702        (302,845)
                                                    ------------    ------------

Net Income (Loss)                                     (2,908,988)        364,233

Other Comprehensive Income
Unrealized Gain on Available -for-Sale Securities
    (Net of Income Tax)                                  114,918           6,182
                                                    ------------    ------------

Comprehensive Income (Loss)                         $ (2,794,070)   $    370,415
                                                    ============    ============


                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                 FORM 10 - QSB
                                 -------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                  (Unaudited)


                                                                    Nine Months      Nine Months
                                                                       Ended            Ended
                                                                      9/30/99          9/30/98
                                                                 ---------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                             $  (2,590,965)   $     768,778
    Adjustments to reconcile net income (loss) to net cash cash net cash used by operating activities:
         Amortization                                                   564,468          204,944
         Depreciation                                                   392,457          241,194
         Loss from subsidiary                                             5,846           34,511
         Compensation paid through issuance of
           common stock                                                  10,000                0
    Changes in assets and liabilities                                (5,657,217)      (5,005,476)
                                                                  -------------    -------------
Net cash used by operating activities                                (7,275,411)      (3,756,049)
                                                                  -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                               (1,521,853)        (543,564)
    Purchase of intangible assets                                      (291,359)        (462,212)
    Mortgages originated - net                                     (582,413,586)    (459,122,882)
    Mortgages sold                                                  572,143,444      435,513,216
    Cash acquired in conjunction with acquisition subsidiary             76,831         (148,459)
    Collection of notes receivable                                       16,968           16,967
                                                                  -------------    -------------
Net cash used by investing activities                               (11,989,555)     (24,746,934)
                                                                  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of preferred stock                                                   0        2,554,970
    Sale of common stock                                              2,320,000                0
    Advances from related parties                                     5,834,543        2,448,362
    Proceeds from warehouse line of credit                          573,677,382      437,202,974
    Repayments of warehouse line of credit                         (563,612,101)    (414,263,811)
    Repayment of capital lease obligations                              (10,396)        (130,349)
    Repayment of notes and mortgages payable                           (191,888)        (188,829)
    Collection of stock subscriptions                                         0        2,374,934
                                                                  -------------    -------------
Net cash provided by financing activities                            18,017,540       29,998,251
                                                                  -------------    -------------

Net increase (decrease) in cash                                      (1,247,426)       1,495,268

Cash - January 1                                                      4,446,542        2,027,738
                                                                  -------------    -------------

Cash - September 30                                               $   3,199,116    $   3,523,006
                                                                  =============    =============


                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                   (Unaudited)


                                                                              Nine Months       Nine Months
                                                                                 Ended             Ended
                                                                                9/30/99           9/30/98
                                                                             ---------------    -----------

SUPPLEMENTAL DISCLOSURES:
    Interest expense
                                                                           $       4,286,020   $3,796,929
                                                                           ===========   ==========

    Income taxes                                                           $   178,988   $   69,707
                                                                           ===========   ==========



SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


Increase in Market Value of Available-for-Sale Securities                  $   167,718   $   24,847
                                                                           ===========   ==========

Assets distributed to reduce debt                                          $         0   $4,339,089
                                                                           ===========   ==========

Stock issued in conjunction with acquisitions                              $   723,603   $  300,000
                                                                           ===========   ==========

Notes payable issued in conjunction with acquisitions                      $         0   $  354,710
                                                                           ===========   ==========

Decrease in assets and liabiliites in conjunction with previo
    previous sale of subsidiary                                            $   378,545   $        0
                                                                           ===========   ==========

Assets and liabilities acquired in exchange for contingent
  liability                                                                $         0   $9,408,155
                                                                           ===========   ==========

Equipment acquired through capital lease obligations                       $    80,542   $        0
                                                                           ===========   ==========

Common stock issued as compensation                                        $    10,000   $        0
                                                                           ===========   ==========


                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                 FORM 10 - QSB
                                 -------------

            CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
            -------------------------------------------------------
                                  (Unaudited)




ACCUMULATED DEFICIT - January 1, 1999                               $  (742,555)

Net Loss                                                             (2,590,965)
                                                                    -----------

ACCUMULATED DEFICIT - September 30, 1999                            $(3,333,520)
                                                                    ===========


                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and item 310 (b) of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's 1998 annual report filed on form 10-KSB.


NOTE 2 - EARNINGS PER SHARE

        Earnings per share have been computed on the basis of the total weighted average number of shares outstanding at September 30, 1999 and 1998.

                                                      September 30,  September 30,
                                                          1999            1998
                                                      -------------  -------------

Number of shares outstanding - Start Up Period         28,661,905    31,764,107

Increases of shares                                     2,445,877            94
Decreases of shares                                             0    (7,000,000)
                                                      -----------   -----------

Number of shares outstanding - End of period           31,107,782    24,764,201
                                                      ===========   ===========

Weighted Average Number of Shares
Outstanding                                            29,991,080    29,430,831
                                                      ===========   ===========


NOTE 3 - PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements of the Company include the accounts of AppOnline.com, Inc. and its wholly owned subsidiaries, Island Mortgage Network, Inc., Citizens Mortgage Service Company, First Equities Service Corp., First Equities Commercial Corp., Queen City Mortgage Co., Alliance Mortgage Corp. and Pioneer Financial Group, Inc.. All significant intercompany balances and transactions have been eliminated in consolidation.

                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


NOTE 4 - RECLASSIFICATION

        Certain amounts at September 30, 1998 have been reclassified to conform with the current period's financial statement presentation.

                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

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

RESULTS OF OPERATIONS - NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 VS.
----------------------------------------------------------------------
SEPTEMBER 30, 1998
------------------


             Total revenues for the nine months ended September 30, 1999, increased to $27,052,732 as compared to $22,957,083 for the same period in 1998, an increase of 18%. The total dollar volume of loans closed for 1999 has increased by 26%, which is 8% greater than the increase in revenue for the following reasons. The amount of refinancing loans has decreased as a result of rising interests rates, while the amount of loans originated on the internet has expanded rapidly. As described below under the caption Internet Market, the revenue yield on internet loans is significantly lower than traditional loans.

             Total general and administrative expenses for the nine months ended September 30, 1999, increased to $11,373,312 as compared to $6,597,642 for the same period in 1998, an increase of 72%. The Company attributes this significant increase primarily to additional costs associated with entry into the internet market, as described below under the caption Internet Market.

             Total interest expense for the nine months ended September 30, 1999, increased to $4,286,020 as compared to $3,796,929 for the same period in 1998 an increase of 13%. This increase is due to the fluctuation in the average balance of the warehouse lines of credit, as well as the average duration of the balance before being repaid.

         Total field and direct expenses for the nine months ended September 30, 1999, increased to $13,622,280 as compared to $10,881,871 for the same period in 1998, an increase of 25%. This increase is 7% greater than the increase in total revenues due to additional costs related to several recent acquisitions, as well as costs associated with entry into the internet market, as described below under the caption Internet Market.

         The Company incurred a net loss for the nine months ended September 30, 1999 of $2,590,965 as compared to a net income of 768,778 for the same period in 1998, a decrease of 437%. The Company attributes the significant decrease primarily to additional necessary costs associated with entry into the internet market, as described below under the caption Internet Market, which were not all offset by the increase in revenue.

RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 VS.
-----------------------------------------------------------------------
SEPTEMBER 30, 1998
------------------

         Total revenues for the three months ended September 30, 1999, decreased to $8,517,379 as compared to $10,011,388 for the same period in 1998, a decrease of 15%. The total dollar volume of loans closed for 1999 has increased by 14%,

                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 VS.
-----------------------------------------------------------------------
SEPTEMBER 30, 1998 (CONTINUED)
------------------------------

which is 29% greater than the decrease in revenue for the following reasons. The amount of refinancing loans has decreased as a result of rising interests rates, while the amount of loans originated on the internet has expanded rapidly. As described below under the caption Internet Market, the revenue yield on internet loans is significantly lower than traditional loans.

        Total general and administrative expenses for the three months ended September 30, 1999, increased to $4,904,636 as compared to $2,848,678 for the same period in 1998, an increase of 72%. The Company attributes this significant increase primarily to additional costs associated with entry into the internet market, as described below under the caption Internet Market. Total interest expense for the three months ended September 30, increased to $1,666,202 as compared to $1,586,844 for the same period in 1998, an increase of 5%. This increase is due to the fluctuation in the average balance of the warehouse lines of credit, as well as the average duration of the balance before being repaid.

         Total field and direct expenses for the three months ended September 30, 1999, increased to $5,279,502 as compared to $4,698,488 for the same period in 1998, an increase of 12%. This increase is due to additional costs related to several recent acquisitions, as well as costs associated with entry into the internet market, as described below under the caption Internet Market.

         The Company incurred a net loss for the three months ended September 30, 1999 of $2,908,988 as compared to a net income of 364,233 for the same period in 1998, a decrease of 899%. The Company attributes the significant decrease primarily to additional necessary costs associated with entry into the internet market, as described below under the caption Internet Market, while revenue decreased for the three months ended September 30, 1999 as compared to the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Company believes that current operations will provide adequate cash flow to meet current obligations. The Company has $3,199,116 in cash, $7,523,106 in points and fees receivable and investments of $7,792,149 as its present capital resources. In addition, in October 1999, the Company issued 2,000 Shares of Preferred Stock for gross proceeds of $2,000,000. For further detail of this transaction, see Part II, Item 2, Part C, Sale of Unregistered Securities. Management believes that these resources provide adequate working capital for the Company.

                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

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

        There are currently several third parties whose year 2000 compliance is important to the Company's continuing operation. These include banks and other financial institutions which provide the Company's operational financing. The Company is now concluding the process of confirming their level of year 2000 compliance.

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

                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS
--------------------------

        When used herein, the terms "expect, plan, anticipate, believe" or similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.

         The Company has included certain forward-looking statements in this Management's Discussion and Analysis of Results of Operations, Cash Flow and Financial Condition. These statements are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and various assumptions made by management which are difficult to predict. Among the factors that could affect the outcome of the statements are general industry, market conditions and growth rates. Therefore, actual outcomes and their impact on the Company may differ materially from what is expressed or forecasted. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


INTERNET MARKET
---------------

         To date, the Company has been successful in expanding its operations through acquisitions of other Mortgage Banking Companies. Recently, the Company has focused its expansion efforts through entry into the internet market and management anticipates being successful in this area of business.

         During the third quarter of 1999, the Company intensified its expansion in the internet market. Indicative of this strategy, the Company changed its name to AppOnline.com, Inc.. Costs associated with the internet are reflected in the Company's third quarter financial statements in both the revenue and expense section.

         Revenue, per mortgage, for internet originated mortgages, for competitive reasons is significantly lower than traditional mortgages. Revenues for internet originated mortgages are generally 75-80% of traditionally originated mortgages. In addition, the Company has not required an application fee on internet generated leads, while it does on traditional leads. The Company is in the process of changing this policy to offset costs associated with unsuccessful leads and to discourage borrowers who are not serious in their intentions to obtain a mortgage.

         Field and direct expenses were significantly greater as a result of processing costs related to increased volume of leads generated through internet sources. These leads do not provide success rates comparable to traditional leads. Internet success rates are 5% compared to traditional success rates of 85%. The field and direct costs have also been impacted by the costs related to the Internet search engines.

        General and administrative expenses were significantly impacted by the creation of the Company's Manhattan based Internet Division, related consulting

                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                  FORM 10 - QSB
                                  -------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTERNET MARKET (CONTINUED)
---------------------------

expenses, related advertising costs, and increased salaries to support the increased activity.

         Management anticipates that the Company will continue to experience losses similar to or greater than those described above during the ensuing twelve months, including significant increases in its advertising campaign. Management believes that the advertising campaign is necessary to build its "brand" and that only a few Online Mortgage Companies that are successful in building their brand will reap the benefits of this line of business, which may become the primary route for obtaining mortgages in the near future. Management anticipates that, in the future, when its internet operations have matured, the costs associated with internet originated mortgages will be less than traditionally originated mortgages. As a result, this line of the business would gradually become profitable. Management believes that the Company's move to the internet is vital to the future of the Company and that it can become a leading Online Mortgage Banker.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

PART C. SALE OF UNREGISTERED SECURITIES

        On October 11, 1999, the Company issued 2,000 shares of unregistered Series E Convertible Preferred Stock for gross proceeds of $2,000,000.

        The issuance of the Series E Convertible Preferred Stock was exempt from registration under Section 4(2) of the Securities Act.

         Each share of Series E Convertible Preferred Stock (based on a value of $1,000 per share plus accrued dividends and interest thereon) is convertible into shares of Common Stock at the lowest of: (a) $2.26, (b) the average of the closing bid prices on the American Stock Exchange during the period of five consecutive trading days ending on the day prior to October 11, 1999, or (c) the average of the three lowest closing bid prices on the American Stock Exchange during the period of ten consecutive trading days ending with the last trading day prior to the date of conversion. In no event shall the conversion price be less that $1.26 during the 180 days following October 11, 1999, nor less than $1.06 thereafter (except to give effect to subsequent stock splits, reverse splits or dividends paid in shares of Common Stock).

        The Series E Convertible Preferred Stock pays a 7% annual dividend, payable quarterly in arrears, cash or freely tradeable Common Stock at the option of the Company.

         The proceeds from issuing the Series E Convertible Preferred Stock are being used primarily to absorb the additional costs associated with entry into the internet market, as described under the caption Internet Market.


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

              *        Form 8-K-A dated August 1,1997

              *        Form 8-K dated September 16, 1997

              *        Form 10QSB - For the Quarter Ended March 31, 1997

              *        Form 10QSB - For the Quarter Ended June 30, 1997

                           PART II - OTHER INFORMATION

                                   DESCRIPTION
                                   -----------
b) REPORTS
         *         Form 10QSB - For the Quarter Ended September 30, 1997

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

         *         Form 10QSB - For the Quarter Ended June 30, 1998

         *         Form 10QSB - For the Quarter Ended September 30, 1998

         *         Form 10KSB - For the Year Ended December 31, 1998

         *         Form 10QSB - For the Quarter Ended March 31, 1999

         *         Form 10QSB - For the Quarter Ended June 30, 1999

         *         Form 8-A dated September 3, 1999


        *    Incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             APPONLINE.COM,
                             INC. AND SUBSIDIARIES.

                             Dated: November 3, 1999
                                    EDWARD CAPUANO - President, Principal
                                    Executive Officer and Principal Financial
                                    Officer