Form 10-K
period 1999-12-31
APPONLINE COM INC
filed 2000-04-14
CIK 353646

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number 001-15279

                               APPONLINE.COM, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                         11-2558192
--------                                                         ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

                              520 Broadhollow Road
                            Melville, New York 11747
                 ---------------------------------------- -----
              (Address of principal executive offices) (Zip Code)

       (631) 844-9805 (Registrant's telephone number, including area code)
      --------------

      Securities registered pursuant to Section 12 (b) of the Exchange Act

Title of each class                    Name of exchange on which registered
-------------------                    ------------------------------------
Common Stock, $.001 par value                 American Stock Exchange

          Securities registered pursuant to Section 12 (g) of the Act:

                                      None.
                                      -----
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 31, 2000 was $61,827,986.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of the registrant's Common Stock, $.001 Par Value, on March 31, 2000 was 44,823,107 shares.

         Documents incorporated by reference: None

                               APPONLINE.COM, INC.
                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business............................................................1
Item 2.   Properties..........................................................7
Item 3.   Legal Proceedings...................................................7
Item 4.   Submission of Matters to Vote of Security Holders...................7

                                                      PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
                Matter ......................................................8
Item 6.   Selected Financial Data............................................10
Item 7.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.......................................11
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........15
Item 8.   Financial Statements and Supplementary Data........................15
Item 9.   Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosures.........................................15

                                             PART III

Item 10.  Directors and Executive Officers of the Registrant..................16
Item 11.  Executive Compensation..............................................18
Item 12.  Security Ownership of Certain Beneficial Owners and Management......24
Item 13.  Certain Relationships and Related Transactions......................25

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....26

Signatures....................................................................27

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained herein including, without limitation, those concerning (i) the Company's strategy, (ii) the Company's expansion plans and
(iii) the Company's capital expenditures, contained forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed under "Business." The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

     We are a nationwide provider of mortgage banking and brokerage services through our website at www.AppOnline.com. We also offer our services through our 57 branch offices located in 20 states. Our business operations consist of the generation of mortgage loan applications, underwriting, closing and secondary marketing of mortgage loans. Our products and services include consumer loans, secondary loan sales, private labeling and co-branding of our products and technologies to other financial institutions.

     Private labeling involves offering both our online and offline technology and services to other mortgage originators for them to use under their name. Co-branding generally involves placing our name on a marketing partner's website to provide our mortgage services in addition to our marketing partner's services.

     We have developed customized technology to enable us to quickly and efficiently process each of our loans, regardless of whether the application originates over the Internet or from a traditional in-person visit to one of our branch offices. When customers access our website they may search and select from a wide variety of mortgage products, apply for a mortgage, and track the status of their application.

     Our financial institution clients can improve the effectiveness of their current services, and offer new services, through private label and co-branded websites that offer access to our underlying mortgage processing technology. In both our direct-to-consumer mortgage banking business or in support of our business clients, we use our state-of-the-art technology to make the mortgage lending process more efficient.

     We believe that many consumers are dissatisfied with the traditional mortgage lending process. They find it slow and have difficulty obtaining information and monitoring the status of loan applications. Our Internet technology significantly reduces these problems by offering a simpler, faster and less expensive way to obtain a mortgage loan. We provide online applicants a preliminary decision on their application within one hour and respond to traditional applicants within one day. Our customers are able to monitor the status of their loan via our website where they can also find information intended to make the process more understandable. We believe that this Internet-based process gives us an advantage over traditional mortgage lenders, because we can offer borrowers a more satisfying and less frustrating mortgage experience.

     For the year ended December 31, 1999, we funded and closed mortgage loans with a total principal amount of approximately $769,400,000. We have been offering loans on our website since January 1999.

     Since 1997, we have expanded our business primarily by acquiring small independent mortgage banking and brokerage firms. To date we have acquired 26 companies. We intend to continue to acquire businesses that complement our traditional and online mortgage business.

     We continually evaluate potential acquisitions, although we are not currently obligated to purchase any companies.

MORTGAGE INDUSTRY OVERVIEW

     The U.S. residential mortgage market is a substantial and growing part of the U.S. economy. According to the Mortgage Bankers Association, in 1998 U.S. consumer mortgage debt exceeded $4.3 trillion and loan origination volume reached a record high of $1.5 trillion, compared to $834 billion of mortgage origination in 1997. The residential mortgage market is fragmented, with the largest mortgage lender, Norwest Mortgage, accounting for only 7.7% of funded loans in 1998.

     In 1998, mortgage brokers arranged approximately 70% of all mortgages. These small, local businesses typically act as middlemen, do not approve or fund loans, have inefficient processing systems and generally lack the technology required to quickly determine borrower eligibility or to search and analyze available mortgage products to select the best match for a customer.

     The traditional mortgage process is paper intensive, generally requires at least three weeks to complete, and involves the following steps:

     -- Meeting with lender or broker to complete the lengthy paper application;

     -- Gathering extensive supporting documentation for the application;

     -- Entering the application information/data into the broker's or lender's processing system;

     -- Ordering appraisals, title and credit reports and verifying deposit and other facts;

     -- Submitting the paper loan file to an underwriter to determine loan eligibility;

     -- Receiving conditions to approval of loan by the underwriter;

     -- Collecting additional information and complying with the conditions;

     -- Resubmitting the revised paper file for approval;

     -- Preparing loan documents and closing instructions;

     -- Reviewing and approving the loan for funding; and

     -- Closing the transaction.

         This  process   tends  to  be  costly,   time-consuming,   complex  and
intimidating to many borrowers. We believe it leaves borrowers:

     -- Uncertain that they are receiving complete and unbiased advice;

     -- Skeptical about the availability of quoted rates;

     -- Intimidated by the number, complexity and variety of mortgage products;

     -- Pressured to commit to a mortgage before that have fully learned about the process and their
         options;

     -- Aggravated by the overall cost and the multiple fees they must pay; and

     -- Frustrated by the substantial time and energy required by the process.

INTERNET INDUSTRY OVERVIEW

     The Internet provides companies additional channels to reach customers along with the means to transact business with them more efficiently and cost-effectively than through the traditional business channels. In addition, the Internet gives companies the flexibility to adjust product features, presentations and prices in response to competition. Consumers benefit from greater convenience, wider access to information about available products and services, ease of use, more choices and often lower prices.

     According to Forrester Research, the market for online mortgages is expected to grow from an estimated $18.7 billion in 1999 to over $91.2 billion in 2003. This represents an increase in online usage of the existing market from 1.5% in 1999 to 9.6% in 2003. Mortgage origination is a business well suited to an Internet-based distribution model for a number of reasons, including:

     -- Mortgages need no physical delivery or warehousing;

     -- Complex mortgage products can be presented in a simplified format using graphic and dynamic, real- time presentations, explaining terminology and providing access to detailed supporting information;

     -- Borrowers can send data through a website, allowing quick and automated underwriting and streamlined overall processing; and

     -- There is no need for costly local offices, brokers or the expensive fee structure associated with the traditional distribution model.

     Given the inefficiency and consumer frustration present in the traditional mortgage origination process, we believe there exists a significant market opportunity for a centralized, globally accessible and easy-to-use online mortgage banking service with:

     -- A broad selection of loan products and features;

     -- Compelling value based upon saving borrowers' money, time and effort;
     and

     -- An easy-to-use, complete service.

OUR STRATEGY

     Our objective is to become the preferred mortgage banker for consumers and industry partners both on the Internet and through our traditional business. We intend to do this by efficiently using our technology and the Internet to originate mortgage loans and to enable our private label and co-branding partners to do the same. Our technology provides more efficient processing of loans and better access to data, resulting in a simpler and less costly overall borrowing experience. We use this technology to process all of our loans whether paper-based, Internet-based or with our business clients. Because personalized questions and concerns characterize many mortgage applications, we emphasize user friendliness in our website and customer service with our in-person loan consultants. Key elements of our strategy include:

     -- Establishing and enhancing consumer awareness of our brand;

     -- Expanding our ability to serve borrowers and business partners;

     -- Increasing our core consumer mortgage business;

     -- Addressing underserved markets;

     -- Pursuing additional channels of distribution and sources of revenue; and

     -- Expanding the geographic reach of our business.

         We intend to use the Internet to specifically address the aspects of the traditional mortgage process most frequently cited as frustrating and inconvenient. To date, few mortgage loan originators have capitalized on the opportunities offered by the Internet. We believe that the majority of mortgage originators use the Internet as an advertising medium (or "online brochure") merely to provide product and contact information. Those mortgage lenders that do offer online applications often encounter difficulty integrating their Internet applications with the underlying systems used to process, underwrite, track and close the mortgage loans.

         Our strategy is to maximize the potential of Internet-based mortgage origination by providing borrowers with:

     -- Numerous ways to learn about and apply for mortgage loans;

     -- Rapid loan application and pre-qualification processes;

     -- Wide choice of loan products and rates;

     -- Variety of loan evaluation tools and resources;

     -- Reduced transaction costs; and

     -- Continuous monitoring capability from application through closing.

         We believe that the ability to deliver these advantages to consumers will provide us with a significant competitive advantage.

OUR SOLUTION

         Internet Technology. Our Internet technology is a customized blend of leading industry software and supporting technology. We use it to maximize efficiency in the mortgage lending process, whether serving consumers directly, or supporting the mortgage operations of our business clients, such as mortgage bankers, brokers, financial institutions, realtors and homebuilders. These efficiencies lead to a more satisfying and less frustrating mortgage experience for borrowers due to benefits from:

     -- Convenient access to the mortgage lending process through the Internet, telephone or in person at a nearby location;

     -- Comprehensive selection from an interactive suite of mortgage products and services;

     -- Easy-to-use service with value-added features;

     -- Significant customer savings;

     -- Personalized products and services tailored to individual needs;

     -- Faster applications and pre-qualifications;

     -- Interest rate locks; and

     -- Ongoing monitoring of loan status.

     Our loan processing software and Internet solution provide a tight and seamless integration with the backend processing of the mortgage application from "click to close." We use our website to educate, communicate and motivate potential borrowers to complete a mortgage application for our services. We believe we have built a website which is user-friendly, easy-to-navigate and educational. Throughout the mortgage process, borrowers are supported by expert customer service representatives either online or in person at our branch offices. When we process, underwrite and fund mortgage loans for our mortgage banking operations, borrowers have continual and convenient access through the Internet and can monitor the status of their applications throughout the process.

     Marketing and Advertising. Our core marketing strategy objectives are to establish AppOnline as a dominant Internet mortgage lender and to drive business to our websites. We selected Benenson Janson, a nationally recognized advertising agency, to develop our advertising campaign. We have launched an advertising campaign that focuses on radio, print and broadcast advertising as well as online advertising. Our campaign targets:

     Distribution Channels. We use multiple channels of distribution to strengthen and expand our competitive position in both Internet and traditional mortgage banking. Our distribution strategy includes direct-to-consumer channels and business-to-business partnerships. Our business partnerships, both co-branded and private label, make the AppOnline residential mortgage loan solution available to financial institutions with a desire to offer their clients a more complete financial services package by introducing mortgages via the Internet. We currently market the AppOnline.com solution through the following distribution channels:


Brand Names                                Co-branded Websites        Private Label Website

- AppOnline.com                            -  DigitalCity.com          - E-Profile.com
- Island Mortgage Network                  -  Moving.com
- First Equities Commercial Corp.          -  NewHomesDirect.com
- Reliance Mortgage Network                -  BuyOwner.com
                                           -  House-Hunting.com
                                           -  CyberBills.com
                                           -  WealthHound.com
                                           -  IndiaServer.com
                                           -  sbn.com



     We will continue to seek agreements to enhance our visibility and increase the scope and volume of our Internet operations. We desire both portals (such as Yahoo, AOL, Lycos, AltaVista, HotBot, Go, excite, etc.) and content providers (such as CNN or Bloomberg) as strategic partners among high-traffic general websites.

     Brandnames. Our direct-to-consumer distribution channels include our website at www.AppOnline.com and our loan consultants using our customized software in our branch offices, under the AppOnline.com, Island Mortgage Network, First Equities Commercial Corp. and Reliance Mortgage Network names.

     Co-Branded Websites. We currently originate loans through the following co-branding arrangements. Co-branding involves placing the AppOnline name on our marketing partner's brand name on a website, where we provide mortgage services in addition with our marketing partner's offered services. We currently appear on the following websites:

- DigitalCity.com--In October 1999, we entered into a marketing agreement with America Online's "Digital City" feature. This is a regionalized consumer information site which reaches an estimated 4.5 million consumers per month spread across 60 metropolitan markets nationwide. We provide users with mortgage evaluation tools and buying tips, and receive featured placement of our services on the site.

- Moving.com--This is a website designed to assist the 41 million Americans moving their homes each year. The site specializes in providing information about every stage of the moving process.

- NewHomesDirect.com--This website provides listings of new homes across the U.S. Users can search qualified lists submitted by realtors, developers, brokers or publishers by state or metropolitan area. We are the exclusive mortgage provider.

- BuyOwner.com--This website lists homes for sale directly by the seller, and includes a system matching prospective buyers and sellers. We currently offer mortgages in southern Florida and Georgia for the service.

- House-Hunting.com--A real estate website where agents and brokers across the United States manage properties online. Participants have the ability to update their personal and property information themselves. We are the exclusive mortgage provider for the website.

- CyberBills.com--This is a consumer bill consolidation and payment service, with all aspects of the process conducted online. In addition to providing mortgage services to cyberbills' users, we offer the website's automatic bill payment services to our mortgage customers.

- WealthHound.com--Web portal focusing on personal finance. The website provides in-depth information and analysis of financial and company information, financial products and market data. We are the exclusive mortgage provider for this website.

- IndiaServer.com--This is the leading South Asian community website, and we are its exclusive mortgage provider, delivering information on all aspects of the home buying process.

- sbn.com--The Superior Business Network offers online yellow pages on a localized basis for U.S. cities. It provides faster and easier searching capabilities for local services. We are the premier mortgage provider for all U.S. area codes for the SBN yellow pages.

         Private Label. We have initiated, and will continue to expand, our private label channel of distribution by offering both the online and offline components of our technology platform to other mortgage originators for use under their own name. We have signed a letter of intent with E-Profile.com, a subsidiary of Sanchez Computer Associates that provides proprietary e-banking solutions, to enable a comprehensive mortgage solution for integration with their Internet banking package.

OUR PRODUCTS AND SERVICES

         We offer consumers a wide array of first mortgage products, as well as second mortgages and home equity lines of credit. Our proprietary software offers consumers mortgage analysis tools, either on our website or on our partner's branded website. The following is a description of the types of mortgage products and services we currently offer.

Consumer Loan Products:          Secondary Loan Sales:            Online Mortgage Tools:

-  Conforming  mortgage  loans   -  Sales of  servicing  rights   -  Secure  Universal Residential
-  Jumbo  mortgage  loans        -  Loan  sales:                  -  Loan  Application
-  Alternative  mortgage  loans   -  Concurrent  transactions     -  Secure  Short  Loan Application
-  Home  equity and second        -  Assignment  of trade  sales  -  The Rate Reporter loans
   mortgage loans                 -  Whole-loan sales             -  The Market Observer
-  Sub-prime mortgage loans      -  Warehouse financing           -  The Loan Qualifier

CONSUMER LOAN PRODUCTS

     Conforming mortgage loans. Conforming mortgage loans are mortgage loans that conform to the underwriting standards established by one of the government-sponsored mortgage entities, Fannie Mae or Freddie Mac, and are originated and generally sold by us directly to Fannie Mae or Freddie Mac.

     Jumbo mortgage loans. Jumbo mortgage loans are those that exceed the maximum loan size for conforming loans, currently $240,000 for single-family homes. We sell all jumbo mortgage loans to institutional investors such as GE Capital Mortgage and GMAC/RFC, among others.

     Alternative mortgage loans. Alternative mortgage loans fail to satisfy one or more elements of the jumbo or conforming loan underwriting criteria, such as those relating to documentation, employment history, income verification, loan-to-value ratios, credit history, qualifying ratios or borrower net worth. We originate mortgage loans that do not satisfy one or more of the underwriting criteria but which, in our estimation, based primarily on the borrower's credit score and loan-to-value ratios for the property, present a risk profile comparable to conforming loans. We generally sell these loans to GMAC/RFC and IndyMac.

     Home equity and second mortgage loans. Home equity and second mortgage loans are typically secured by second liens on the home. Both types of loans are designed primarily for high credit quality borrowers and are underwritten according to the standards of their potential buyer. Home equity lines generally provide for either a 5-year or 15-year draw period, during which the borrower may make cash withdrawals, and a 10-year repayment period during which the amount outstanding at the end of the draw period is amortized. Only interest payments are made during the draw period. Second mortgage loans are "closed-end," that is they are fixed in amount at the time of origination and typically amortize over the term of the loan or have a balloon payment feature which is a lump-sum payment made at the end of the term. Home equity lines generally bear adjustable interest rates while second mortgage loans typically bear fixed interest rates. Both types of loans are frequently originated in conjunction with our origination of a first-lien mortgage loan on the related property. We generally sell these loans to institutional investors such as Chase Manhattan Bank or Homecomings, a GMAC/RFC subsidiary.

     Sub-prime mortgage loans. This category consists of mortgage loans for borrowers who have impaired or limited credit profiles or higher debt-to-income ratios than would be acceptable for sale of such loans to one of the agencies or private-sponsored mortgage conduits. Such mortgage loans may also fail to satisfy the underwriting criteria of the government-sponsored entities in other ways. We categorize these mortgage loans based on the borrower's credit profile as "B" or "C" or loans which are generally considered "non-prime" mortgage loans in the secondary mortgage market. We do not originate mortgage loans that our automated underwriting system would categorize as "D" loans. We currently sell the "B" or "C" loans we originate to investors such as GMAC/RFC.

SECONDARY LOAN SALES

     Sales of servicing rights. With each loan we originate, a corresponding right to service the loan is created. We sell the right to service the loan either separately or combined with the loan sale. As a result, we minimize default and prepayment risk. We do not currently plan to retain servicing rights on loans we underwrite, fund and close.

     Loan sales. A primary component of our business strategy is to seek the most efficient method of selling our mortgage loans. This involves evaluating and comparing available prices for each alternative method, given current market conditions and the risks associated with the type of mortgage loan. We currently sell our conforming loans through:

- Concurrent transactions, which involves a sale of the underlying mortgage loan directly to Fannie Mae or Freddie Mac with a concurrent sale of the servicing rights to an independent servicer.

- Assignment of trade sales, which are sales of conforming loans to a third party along with an assignment of the associated mortgage-backed security commitment/trade. The buyer then exchanges the loans with Fannie Mae or Freddie Mac for mortgage backed securities to be delivered against the assigned trade.

- Whole-loan sales involve loans that we underwrite and sell to a specific buyer on a loan-by-loan basis. We currently sell Jumbo and Alternative mortgage loans, as well as non-prime loans and home equity lines, on the same basis.

     The sale of mortgage loans may generate either a gain or loss, which may result from changes in interest rates that affect the market value of the loans between the time we commit to a price and the time that the loan is sold.

     Warehouse financing. We customarily sell all of the loans we fund. We use our secured revolving credit facilities to fund loan originations and finance-originated loans until they are sold. We have available $125 million in revolving lines of credit secured by the mortgage loans we close. We are required to comply with various operating and financial covenants including those relating to:

-   net worth;

-   maximum debt limits;

-   debt to equity ratio; and

-   restrictions on changes in our executive management.

     In accordance with industry practice, these facilities will be renewable by the lenders annually. As of December 31, 1999, the outstanding balance under our revolving credit facility was $95 million.

ONLINE MORTGAGE TOOLS

     Secure Universal Residential Loan Application. Consumers enter data into the application which is directly entered into The Loan Handler. The borrower's file is then sent electronically to one or more e-mail accounts within seconds.

     Secure Short Loan Application. This is a secure application where consumers enter data into the application which can be imported directly into The Loan Handler. This form requires less information to be entered by the borrower, and provides enough data to go directly to Desktop Underwriter or Loan Prospector.

     The Rate Reporter. This allows visitors to locate loan programs instantly and gives them a way to perform side-by-side loan program comparisons, cost forecasts, closing costs and view estimates.

     The Market Observer. This allows potential borrowers to monitor market trends and set desired interest rates. An email notification is sent when the desired interest rate becomes available.

     The Loan Qualifier. This allows visitors to scan our database of loan products and will present those for which they qualify.

     The Loan Monitor. Clients can enter information about a current mortgage and search our database for products with better terms. If none are currently available, an email notice will be sent when a program that is better than their current mortgage becomes available.

     Mortgage Calculators. These online calculators can be used to determine monthly payments, balloon payments, rent-vs.-buy comparisons, amortization schedules, loan lengths, prepayment effects, income requirements, payment tables and debt consolidation tables.

OPERATIONS

     Compliance. Our compliance department is responsible for compliance and licensing. Our centralized compliance function allows us to ensure compliance with applicable regulations and provide consistency to our customers. Additionally, the compliance group develops loan documents for new products and maintains lending and broker licenses.

     Quality assurance. Prior to funding a loan, we perform a pre-closing audit to ensure the loan meets investor requirements. The pre-closing audit includes the following items:

- Review of a new credit report;

- Performance of a cross reference check to determine if the borrower or property has been previously submitted for a loan;

- Completion of a verbal verification of current employment; and

- IRS confirmation of annual income (for most self-employed borrowers).

     Quality control. Our quality control provider samples closed loans to verify compliance with legal requirements and to see if the sampled loans are accurate and show no evidence of fraud. These quality control reviews enable us to monitor, evaluate and improve the overall quality of loan production and to identify and communicate to the legal/compliance team and management existing and potential underwriting problems.

     We currently use an independent quality control provider to provide these services. Each month our quality control provider selects at random and reviews a 10% sample of our loans. This review includes:

- a review of credit underwriting;

- a complete loan package re-verification of employment, deposit, mortgage and rental history;

- a loan program compliance review; and

- a federal regulatory compliance review.

     A new residential mortgage credit report is ordered on 10% of the selected loans, while a new review appraisal is ordered on an additional 10% of the selected loans, the aim being to detect any fraud or imprudent activity during the processing, funding, servicing or selling of the mortgage loan.

     We verify occupancy and applicable information by regular mail. Over each 12-month period, our quality control provider is required to include in its review loans of all product types, all states of operation and all loans with high-risk characteristics. Its quality control reports include individual loan overviews, loan group overviews and key trends or patterns summarized on a monthly and year-to-date basis. We evaluate our provider's quality control reports on a regular basis and address any deficiencies in our loan procedures specified in the reports. To date, these quality control reviews have not uncovered any material deficiencies in our loan procedures.

TECHNOLOGY

     We use loan processing software designed by Contour Software, a leading software provider for the mortgage banking industry. Contour Software maintains our website. Contour's loan processing and Internet software solutions allow us to seamlessly integrate each phase of the loan process.

     We intend to continue to take advantage of the latest developments in state of the art technology. These features include state-of-the-art backbone data communications capabilities. These technologies allow us to attain instant online credit approval for our customers and efficient internal communications between our branch offices and our main office.

     Our website runs on a secure server which is backed up nightly. NetMagic provides hosting services, with T-1 lines managing traffic to the servers.

     Of our 756 total employees, 144 are currently engaged in our Internet operations.

COMPETITION

     The e-commerce market is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new websites on the Internet at relatively low cost. In addition, the traditional residential mortgage loan business is intensely competitive. We currently compete with a variety of other companies offering mortgage services including:

- online competitors, including E-LOAN, Inc., iOwn.com, Mortgage.com, QuickenMortgage.com, Lendingtree and Keystroke Financial;

-   indirect competitors who offer various services online, including Yahoo
    and  Microsoft  Corporation,   through  which  other  on-line  mortgage
    companies may offer products;

- mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions which originate mortgage loans; and

-   mortgage brokers.

     Many of our mortgage banking and mortgage brokerage competitors have significant competitive advantages including the following:

-    longer operating histories;

-    greater name recognition and more extensive customer bases; and

-    greater financial, marketing, technical and other resources.


INTELLECTUAL PROPERTY

     Trademarks and other proprietary rights are important to our success and our competitive position. We currently hold a number of trademarks, service marks and copyrights. Although we seek to protect our trademarks and other proprietary rights through a variety of means, we may not have taken adequate steps to protect these rights. We will continue to license content from third parties in the future and it is possible that we could be subjected to infringement actions based upon the content licensed from these third parties. Any claims brought against us, regardless of their merit, could result in costly litigation and the diversion of our financial resources and technical and management personnel. Further, if such claims are proved valid, through litigation or otherwise, we may be required to change our trademarks or other proprietary marks and pay financial damages.

     We currently enter into confidentiality or license agreements with our new employees, consultants and corporate partners to control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our proprietary rights. The steps we have taken may not prevent misappropriation of our proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

EMPLOYEES

     As of December 31, 1999, we employed 756 persons, including 15 in management, 657 in sales, marketing and customer support, and 43 in accounting, human resources and administration and 41 clerical staff. We believe we have a good relationship with our employees.

OUR HISTORY AND STRUCTURE

     We were incorporated under the laws of the state of Delaware on November 12, 1980 as Nuclear and Genetics Technology, Inc. We were a development stage company with no real operations until May 5, 1997, when as IMN Financial Corp. we acquired all the assets of Island Mortgage Network, Inc. ("Island"), formerly known as Donald Henig, Inc., First Equities Commercial Corp. and First Equities Service Corp. On May 11, 1999 we changed our name to AppOnline.com, Inc.

     We have a number of subsidiaries, all of them wholly-owned. Island, our principal subsidiary, is a New York corporation formed on December 2, 1992. Island operates under the names "Island Mortgage Network" "Reliance Mortgage Network" and "AppOnline.com." Island received its New York State mortgage banking license on May 12, 1994, is currently licensed to originate loans in all 50 states and is approved to participate in FHA and FMAC loan programs. Our new Internet subsidiary, ApplyOnline, Inc., is a Delaware corporation which was formed in February 2000.

     Regarding our other subsidiaries, First Equities Commercial Corp., a New York corporation, is a commercial loan brokerage company operating principally in New York City; First Equities Service Corp., a New York corporation, is a land development company currently engaged in a single development project in New Mexico; and Citizens Mortgage Service Company, a Pennsylvania corporation, is a sub-prime mortgage banking lender which operates in New York and Pennsylvania. Western National Funding, Inc. a California corporation which we acquired on March 7, 2000, is engaged in originating wholesale mortgages for single family residences of one to four units. Cyber Media Group, Inc., a Delaware corporation which we acquired on March 7, 2000, is a leading developer of e-finance solutions and has developed premier websites that provide consumers with financial services.
AppOnline Internet R&D Inc., a Delaware corporation, is engaged in the development of internet strategies and software.

         The following is a list of our inactive subsidiaries:

         -        Queen City Mortgage Co.
         -        Alliance Mortgage Corp.
         -        Pioneer Financial Group, Inc.
         -        Arrowhead Mortgage Company, Inc.

ITEM 2.         PROPERTIES

     Our principal executive offices are located at 520 Broadhollow Road, Melville, NY 11747 where we lease 15,754 square feet of office space. We are party to leases covering such facility that provides for an aggregate monthly rental payment of $24,079, a portion of which expires on December 31, 1999. We have the right to remain at this site on a month-to-month basis after the expiration of our lease at a rate of approximately $30,605 for each of the first two months after expiration and $32,527 per month thereafter. We believe that our facilities are suitable and adequate for our current operations, although we are currently searching for alternative facilities.

     We also lease office space for our branch offices, which as of December 31, 1999 aggregated approximately 90,000 square feet with monthly aggregate base rent of approximately $244,974. The terms of the leases vary as to duration and to price escalation provisions. In general, the leases expire between January 2000 and October 2004 and provide for rent escalations tied to either increases in the lessor's operating expenses or fluctuations in the Consumer Price Index in the relevant geographical area.

ITEM 3.           LEGAL PROCEEDINGS

Paul Brumaire and Poupette Brumaire v. Isaac Teitelbaum, Green Point Savings Bank, Richard Kaplan, Diconza, LaRocca & DiCunto L.L.P., Gem Funding Limited, Alliance Capital, Network Title, Morici & Morici, Island Mortgage Network and Brucha Funding, is a second action brought in federal court for the Eastern District of New York in July 1998, despite the containing pendency of the lawsuit referenced above. Plaintiff and his daughter claim $5,000,000 in actual and $2,000,000 in punitive damages against a group of ten defendants, consisting of every entity which was involved in an abortive plan to refinance two commercial properties plaintiffs owned in Brooklyn, New York. Two motions to dismiss the complaint were granted, and plaintiff has re-pleaded one final time. The federal judge hearing the case recused himself, and the motions to dismiss have been refiled with the new judge, and are awaiting a hearing date.

Vincam Human Resources v. BDMC and Island Mortgage Network is a breach of contract action pending in Dade County Florida, begun in January 1999, in which plaintiff is seeking $708,000 from Island Mortgage Network as a successor in interest to BDMC and its former parent CFI. Island Mortgage Network has moved to dismiss on the basis of improper service of the complaint, and that motion is pending.

Norwest v. Bankers Direct Mortgage Corp. and IMN Financial Corp. is an action filed in May 1999 in Florida state court by a warehouse lender seeking to force BDMC and us as its alleged successor, to repurchase certain problem loans in an undisclosed amount.

Horvitz, et al. v. AppOnline.Com, Inc., Dawcin International Corp., et al.; United States District Court, Eastern District: Plaintiffs commenced this action in March 2000 seeking damages in an amount to be determined at trial, but in no event less than $800,000. Plaintiffs allege violations of the Securities Exchange Act and seek a declaratory judgment against all defendants. AppOnline.Com, Inc.'s answer is due mid-April. AppOnline.Com, Inc. will proceed with discovery and vigorously defend the claims asserted against it.

Pacific International Securities Inc. v. AppOnline.Com, Inc., et al.; United States District Court, Eastern District: This action was commenced in December 1999. Plaintiffs seek damages in an amount to be determined at trial, but in no event less than $450,000. AppOnline.Com,Inc. has answered the complaint and the parties are proceeding with discovery.

         In addition to the above, we are subject to various other legal proceedings which arise in the ordinary course of our business or relate to claims brought against companies we have acquired. Other than the above, we do not believe that any of our current legal proceedings, individually or in the aggregate, could have a material adverse effect on our operations or financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not required.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is listed under the symbol "AOP" on the American Stock Exchange. The following table shows, for the quarters indicated, the reported high and low bid prices of our common stock while traded on the OTC Bulletin Board through September 3, 1999 and the high and low sale prices of our common stock since it began trading on the American Stock Exchange on September 7, 1999:

                                                      Common Stock

         Fiscal 1998                               High             Low
         -----------                               ----             ---
         First Quarter                             $4.50            $3.00
         Second Quarter                             4.06             1.06
         Third Quarter                              1.50             0.63
         Fourth Quarter                             3.06             0.60

         Fiscal 1999                               High             Low
         -----------                               ----             ---
         First Quarter                             $2.00            $0.81
         Second Quarter                             5.50             0.84
         Third Quarter
            From July 1 to September                3.44             1.81
            From September 7 to September 30        4.50             2.50
         Fourth Quarter                             3.25             1.25

         Fiscal 2000                               High             Low
         -----------                               ----             ---
         First Quarter                             $5.78            $1.56

     From May 5, 1997 to September 3, 1999, our common stock was listed on the OTC Bulletin Board under the symbol "IMNF." On September 7, 1999, our common stock began trading on the American Stock Exchange and we changed our symbol to "AOP."

     On March 31, 2000, the last reported sale price of our common stock on the American Stock Exchange was $3.75. On March 31, 2000, there were approximately 4,200 holders of record of our common stock.

                                 DIVIDEND POLICY

     We have never paid or declared dividends on our common stock. The payment of cash dividends, if any, in the future is within the discretion of our Board of Directors and will depend upon our earnings, its capital requirements, financial condition and other relevant factors. We intend for the foreseeable future, to retain future earnings for use in our business.

                            DESCRIPTION OF SECURITIES

General

     We are authorized to issue up to 45,000,000 shares of common stock, par value $0.001 per share, and up to 5,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2000, there were 44,823,107 shares of common stock issued and outstanding and 5,000 shares of preferred stock issued and outstanding. All outstanding shares of common stock are of the same class, and have equal rights and attributes.

Common Stock

     Each share of common stock entitles its holder to one vote on all matters submitted to a vote of the stockholders. Since the common stockholders do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our directors, and the remaining stockholders cannot by themselves elect any directors. The common stockholders do not have preemptive rights and cannot convert their shares of common stock into other securities. Common stockholders are entitled to receive ratably any dividends as may be declared by the board of directors, subject to any preference in favor of outstanding shares of preferred stock. In the event we liquidate, dissolve or wind up, common stockholders will participate ratably in our net assets available for distribution after payment of our liabilities and payment of any liquidation preference in favor of outstanding shares of preferred stock.

Preferred Stock

     Our board of directors is authorized to issue, without further action by our stockholders, up to a further 4,988,750 shares of preferred stock. We may issue preferred stock in the future in connection with, for example, acquisitions or financings; we currently have no plans to issue any additional shares of preferred stock. Issuance of any additional shares of preferred stock could have the effect of making it more difficult for a third party to acquire us by means of a merger, tender offer, proxy contest or other method.

Series C Convertible Preferred Stock

     There are 5,000 shares of Series C convertible preferred stock outstanding. Each share of Series C preferred stock is convertible into 200 shares of common stock, does not pay a dividend and has no voting rights.

Warrants

     We have 388,000 warrants outstanding; 88,000 are exercisable at $3.60 per share, 150,000 are exercisable at $4.80 per share, and 150,000 are exercisable at $4.92 per share. All of the warrants are exercisable for a period of three years commencing between Dec. 31, 1997 to June 14, 1998. In addition, we have 1,200,000 warrants outstanding, each exercisable at $0.58 per share, all of which are exercisable from April 18, 1999 through October 1, 2004, as well as 500,000 warrants exercisable at $2.709 per share from October 14, 1999 through October 31, 2004.

ITEM 6.           SELECTED FINANCIAL DATA

     The following summary financial information for the fiscal years 1999, 1998 and 1997 have been derived from the audited financial statements of the Company percent are percent of Net Sales:

                                                                  Year ended December 31,
                                                                  -----------------------
                                                           (in thousands, except per share data)
Income Statement Data:              1999            %           1998            %              1997           %
                                    ----           ---          ----           ---             ----          ---

Revenues........................   $32,207        100%        $36,400         100%            $12,788        100%
Expenses........................    55,022        161          35,613          98              13,758        108

Income (loss) from

operations......................   (19,586)        n/a            787            2               (970)        n/a

Net (loss) income...............   (22,815)        n/a            337            1               (998)        n/a
Basic and diluted net income
(loss) per share................     (0.75)                      0.01                           (0.10)





                                                                         December 31,

                                                                        (In thousands)

Balance Sheet Data:                                                 1999              1998
                                                                    ----              ----
Total assets................................................      $127,193          $108,145
Total liabilities...........................................       103,622            94,175
Stockholders' equity........................................        23,570            13,970


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. See "Special Note Regarding Forward-Looking Statements."

General

     We are a nationwide provider of mortgage banking and brokerage services both online through our website and through our 57 branch offices located in 20 states. We offer our services directly to borrowers, as well as to other businesses. We utilize our technology to support the origination, processing, underwriting, closing and secondary marketing of mortgage loans.

     We intend to continue to expand our traditional mortgage business through internal growth and the acquisition of complementary businesses. In January 1999, we expanded our operations into the Internet market and created the Internet web address www.AppOnline.com. We intend to use the Internet to expand our geographic reach to the entire United States. Since then we have invested significant resources in developing, marketing and expanding our Internet operation. For the year ended December 31, 1999, we originated approximately $769,400,000 in mortgage. To better reflect the shift towards expanding and marketing our Internet business, we changed our corporate name to AppOnline.com, Inc. in May 1999. We believe this name more accurately reflects the focus of our business.

     We earn fees, or "points" on loans that we originate directly from borrowers or through one of our business clients. We sell all loans that we fund and the associated servicing rights to institutional investors in the secondary market. In doing so we realize gains or losses equal to the difference between the amount we funded and the price at which we sold the loan. Typically, for any given loan, at the time we lock in the interest rate that the borrower will pay we obtain a commitment from institutional investors to buy that loan.

     We provide other services, including loan underwriting and processing and obtaining appraisals and credit reports, for which borrowers pay at closing. These fees are offset against amounts we pay vendors for some of these services.

     We pay interest at short-term interest rates on money we borrow to fund the loans we make to our customers, whereas we generally charge the borrower on that loan interest at intermediate-term interest rates. We generate net interest income on any given mortgage loan if the intermediate-term interest rate charged the borrower is higher than the short-term interest rate we are charged under our financing arrangements. Conversely, we experience a net interest loss if the short-term interest rate under our financing arrangements is higher than the intermediate-term interest rate charged the borrower. We try to sell loans in the secondary market as soon as possible after closing, particularly during periods when intermediate-term rates are equal to, or only slightly higher than, short-term interest rates. The interest we earn on the loans we fund is recorded in our financial statements under "Interest income," and the interest we pay under our warehouse lines of credit is recorded in our financial statements under

"Interest expense."

     For the year ended December 31, 1999, we experienced a loss of $22,644,312 and have an accumulated deficit of $23,432,154. These net losses and accumulated deficit resulted from our investment in technology infrastructure and personnel in anticipation of an increase in loan volumes processed through our website. We do not expect to return to profitability for at least fifteen months. To return to profitability we plan, among other things, to do the following:

-- reduce our costs per loan by achieving economies of scale through higher volume;
-- increase the automation of the loan process; and -- improve the terms under which we sell loans in the secondary market.

     We plan to strengthen our brand position and utilize our technology infrastructure to increase our loan production volume. Accordingly, we intend to invest heavily in marketing and advertising, new partnerships and strategic alliances and our technology infrastructure.

     We anticipate that we will continue to experience losses similar to or greater than those described above during the next fifteen months. Significant increases in our advertising and marketing campaign will contribute to such loss. We believe that this program is necessary to build brand recognition. We anticipate that when we have completed the development of our Internet operations, we will incur lower costs originating mortgages through our website than through traditional means. We expect the combination of increased volume and lower costs to lead to profitability. We believe that our Internet operations represent a key element of our future and that we can become a leading online mortgage banker.

     Although our revenue has grown significantly in recent quarters, we cannot assure you that we will be able to sustain revenue growth or return to and maintain profitability. Even if we were to return to profitability, we expect material fluctuations in quarterly revenue and earnings to result from a number of factors. As a result, we do not believe that our historical results are necessarily indicative of results to be expected in any future period.

Results of Operations

Year ended December 31, 1999 vs. Year ended December 31, 1998

     Total revenues for the year ended December 31, 1999 decreased to $32,206,592 from $36,400,605 for the same period in 1998, a decrease of 11.5%. This decrease is primarily attributable to a 70% industry-wide decrease in the refinancing sector of the loan market, a decrease which we also experienced. This decrease was caused by an increase in interest rates of approximately 1 3/4 percentage points during 1999. In addition, our average company-wide percentage of closed loans versus originations was approximately 45% in 1999 down from approximately 85% in 1998. The decrease is due primarily to our initial entry into the internet market, which created a 10% closed loans versus originations through internet leads and which also resulted in increased personnel costs. Our goal for 2000 is to increase our average company-wide closed loan percentage to approximately 70-75%.

     Total general and administrative expenses for the year ended December 31, 1999, increased to $18,300,040 as compared to $11,019,820 for the same period in 1998, an increase of 66.1%. We attribute this significant increase primarily to additional costs associated with entry into the Internet market, including the hiring of additional personnel as noted above.

     Total field and direct expenses for the year ended December 31, 1999, increased to $21,250,461 as compared to $18,175,416 for the same period in 1998, an increase of 16.9%. This increase is attributable to additional costs related to acquisitions completed during 1999, as well as costs associated with entry into the Internet market, including an advertising and marketing campaign.

     Total interest expense for the year ended December 31, 1999 increased to $6,644,215 as compared to $5,434,808 for the same period in 1998, an increase of 22.3%. This increase is due to an increase in interest rates as well as to the fluctuation in the average balance of the warehouse lines of credit.

     Total non-recurring expenses for the year ended December 31, 1999 totaled $7,431,058. These expenses were incurred in connection with the development of our Internet operation. These expenses are not expected to be recurring expenditures of the Company and do not include normal operating costs in conjunction with our Internet operations.

     We incurred a net loss for the year ended December 31, 1999 of $22,644,312 as compared to a net income of $337,461 for the same period in 1998. We attribute the significant decrease primarily to costs associated with our entry into the Internet market as well as a significant decrease in the refinancing sector of the market.

Year ended December 31, 1998 vs. Year ended December 31, 1997

     Total operating income increased to $36,400,605 from $12,787,797 in the previous year. The increase of 185% was a result of increased market penetration through both internal growth and acquisitions.

     Total operating expenses increased to $35,613,308 from $13,757,793 in the previous year. This increase of 159% was a direct result of our expanded operation and corresponding increase in revenues. Total operating expenses as a percentage of total operating income decreased to 98% from 108% in the previous year. This reflects management's efforts to control costs and the successful integration of our recent acquisitions.

     We had income from operations of $787,297 versus a loss from operations of $969,996 in the previous year. Our income taxes increased from $27,999 to $449,836 as a result of the increase in income from operations. As a result of the above factors, we had a net income of $337,461 in the year ended December 31, 1998 versus a loss of $997,995 in the previous year.

Liquidity and Capital Resources

     We believe that current operations will provide adequate cash flow to meet current obligations. As of December 31, 1999, our capital resources consisted of $3,548,137 in cash, $1,975,354 in points and fees receivable and investments of $6,188,083 and revolving lines of credit of $125 million, $95 million of which was outstanding. We believe that these resources give us adequate working capital for the next twelve months.

Year 2000 Preparation

     Many computer systems and software products worldwide and throughout all industries were not expected to function properly as the year 2000 approached unless changed, due to a once-common programming standard that represents years using two-digits. This is the "Year 2000 problem" that has received considerable media coverage.

     Management has not experienced any significant failure of the company's systems or any problems associated with any of its vendors or other third-party providers' systems.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE MARKET RISK

         Not Applicable.

ITEM 8.           FINANCIAL STATEMENTS

     The financial statements are included at the end of this Annual Report on Form 10-K at the pages included below.

                                                                           Page

Financial Statements:                                                    Number
                                                                         ------

Report of Independent Accountants.........................................F - 1

Balance Sheets as at December 31, 1999 and 1998 ..........................F - 2

Statements of Operations and Comprehensive Income (loss) for the years ended December 31, 1999, 1998 and 1997.....................F - 4

Statements of Stockholders' Equity
    for the years ended December 31, 1999, 1998 and 1997.................F - 6

Statements of Cash Flows
     for the years ended December 31, 1999, 1998 and 1997.................F - 9

Notes to Financial Statements.............................................F - 12


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 27, 2000, AppOnline.com, Inc. dismissed Werblin, Cassucio & Moses ("Werblin"), AppOnline's former independent certified public accountants. During neither of the past two years ended December 31, 1998 and 1997 did the reports by Werblin on the financial statements of AppOnline contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to dismiss Werblin as AppOnline's independent certified public accountants was approved by the Audit Committee of the Board of Directors of AppOnline. During AppOnline's two most recent fiscal years and subsequent period up to January 27, 2000, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     On January 27, 2000, AppOnline engaged Citrin, Cooperman & Company, LLP to serve as the AppOnline's independent certified public accountants. During AppOnline's two most recent fiscal years, and during any subsequent period through January 27, 2000, AppOnline did not consult with Citrin, Cooperman & Company, LLP on any accounting or auditing issues.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table shows information regarding our executive officers and directors.

Name                            Age        Position
----                            ---        --------

Edward R. Capuano               53         Chairman of the Board and Chief
                                           Executive Officer
Jeffrey Skulsky                 50          President and Director
Cindy L. Eisele                 34         Chief Financial Officer and Treasurer
James Richmond                  53         Executive Vice President
Pargie Raiola                   57         Senior Vice President
Eric Fishman                    46         Senior Vice President
James Britton                   52         Senior Vice President
Patrick A. Reilly               42         General Counsel and Secretary
Jerry Dugan                     62         Director
Robert Knickman                 50         Director
Stanley Hagendorf               69         Director


Edward R. Capuano. Mr. Capuano has served as our Chief Executive Officer and Chairman of the Board since May 1997. From 1995 to present Mr. Capuano has served as the President of Island Mortgage Network. From 1993 to 1995, Mr. Capuano served as the Northeastern Regional Director of United Capital Mortgage Corp. Mr. Capuano earned a B.A. in Business Administration from Manhattan College in 1967.

Jeffrey Skulsky. Mr. Skulsky has served as our President and a member of our board of directors since November 1998. From 1995 to 1998, Mr. Skulsky was the Director of Operations of Island Mortgage Network. From 1993 to 1995, Mr. Skulsky served as a Branch Manager of United Capital Corp.

Cindy L. Eisele. Ms. Eisele has been our Chief Financial Officer and Treasurer since November 1998. From 1996 to May 1997, Ms. Eisele served as the Chief Financial Officer of Island Mortgage Network. From 1993 to 1996, Ms. Eisele served as the assistant controller of Midcoast Mortgage Corporation. Ms. Eisele earned a B.S. in Accounting in 1986 from the State University of New York at Binghamton and an M.B.A. in 1992 from Dowling College.

James Richmond. Mr. Richmond has served as our Executive Vice President since March 1996. From 1996 to May 1997, Mr. Richmond served as an Executive Vice President of Island Mortgage Network. From 1995 to 1996, Mr. Richmond served as an Executive Vice President of New Jersey Lenders Corp. From 1993 to 1995, Mr. Richmond served as an Executive Vice President of Globe Mortgage Co. Mr. Richmond has more than 27 years experience in the mortgage banking industry. Mr. Richmond served as the President of the New Jersey Mortgage Bankers Association from 1994 to 1995. Mr. Richmond earned a B.A. in History from the State University of New York at Stony Brook in 1969.

Pargie Raiola. Mr. Raiola has served as one of our Senior Vice Presidents since May 1997. From 1993 to May 1997, Mr. Raiola served as a Senior Vice President of Island Mortgage Network. Mr. Raiola has over 30 years experience in the mortgage banking and financial services industry. Mr. Raiola earned a B.A. in Economics from New York University in 1984.

Eric Fishman. Mr. Fishman has served as one of our Senior Vice Presidents since September 1997. From May 1996 to September 1997 Mr. Fishman served as President and CEO of Citizens Mortgage Service Corp. Mr. Fishman served as Vice President of Chase Manhattan Mortgage Corp. from April 1990 to May 1996.

James Britton. Mr. Britton has served as one of our Senior Vice Presidents since May 1997. From 1996 to May 1997 Mr. Britton served as a Senior Vice President of Island Mortgage Network. From 1994 to 1996, Mr. Britton served as Regional Manager of Patriot Mortgage Co. From 1993 to 1994, Mr. Britton served as Regional Manager of Affinity National Mortgage.

Patrick A. Reilly. Mr. Reilly has served as our Secretary and General Counsel since 1997. From 1993 to 1996 Mr. Reilly worked as an attorney for Avis, Inc., specializing in environmental, employment and discrimination litigation, divestitures and mergers and acquisitions. Mr. Reilly received his Juris Doctorate from Hofstra University School of Law in 1982.

Jerry Dugan. Mr. Dugan has served as a member of our board of directors since July 1998. From 1986 to 1998, Mr. Dugan has served as President and Chief Executive Officer of Advance Lamp Technologies Inc. Mr. Dugan received a B.B.A. from the University of Houston in 1963.

Robert Knickman. Mr. Knickman has served as a director of the Company since May 1998. From 1980 to the present, Mr. Knickman has served as the President of Knickman Associates, Inc., a company that owns, develops and manages commercial real estate. From 1994 to the present, he has been a partner of Lark Property Management, Inc., a company that manages bank owned properties and real estate in foreclosure and receivership. From 1996 to the present. Mr. Knickman has served as the President of Know Lead, Inc. a lead and asbestos inspection and consulting firm. From 1997 to the present, he has served as the Chief Operating Officer of Network Title Agency Corp., a full-service title agency. Mr. Knickman is a New York State licensed real estate broker and a registered mortgage broker licensed by the New York State Banking Department.

Stanley Hagendorf. Mr. Hagendorf has served as a member of our board of Directors since November 1998. Mr. Hagendorf is a practicing attorney with over twenty-five years of experience and has been engaged in private practice for the past twenty years. Mr. Hagendorf received his Juris Doctorate from Harvard Law School in 1956.

Our directors are elected for one year terms or until their successors are elected, and officers are appointed by the Board of Directors.

Director Compensation

We pay each of our directors a nominal amount for attending meetings of our board of directors, and reimburse any reasonable expenses they incur in attending those meetings. Otherwise, we do not compensate our directors for acting as such. We have no plans to change this arrangement. On December 29, 1999, we issued a total of 400,000 options to the directors of the company at an exercise price of $1.375. The options were granted to the following directors:

                  Stanley Hangendorf          50,000 options
                  Robert Knickman            300,000 options
                  Jerry Dugan                 50,000 options

The options granted to the above-named directors vest as follows: (i) one-third after six months, (ii) one-third after fifteen months, and (iii) one-third after twenty-nine months, from December 29, 1999. The options expire on December 29, 2004.

Compensation Committee Interlocks And Insider Participation

     The compensation committee of the board of directors is responsible for making all compensation decisions with respect to our executive officers, including salary, bonus and granting of stock options under our stock option plan. The compensation committee consists of Edward Capuano, our Chief Executive Officer, and Jerry Dugan and Stanley Hagendorf, each of whom are independent outside directors.

Compliance with Section 16(a) of the Exchange Act.

     To the knowledge of the Company, no officers, directors, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended December 31, 1999.

ITEM 11.          EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid by the Company during each of the last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who earned in excess of $100,000 for the year ended December 31, 1999.

                          Summary Compensation Table

                                               Annual Compensation

Name and Principal Position                        Year           Salary
---------------------------                        ----           ------

Edward Capuano                                     1999           $173,310
CEO and Director                                   1998            170,170
                                                   1997            170,170
Jeffrey Skulsky                                    1999           $126,762
President and Director                             1998             -0-
                                                   1997             -0-
James Richmond, Executive Vice                     1999           $132,500
President                                          1998            123,410
                                                   1997             93,836


Option Grants in Last Fiscal Year

         There were no options granted during 1999 to any of the executive officers named in the Summary Compensation Table.

Fiscal Year-end Option Values

     The executive officers named in the Summary Compensation Table do not own any options to purchase our common stock.

Stock Option Plan

     In 1997, we established a non-statutory stock option plan providing for the issuance of up to 4,000,000 shares of our common stock. To date, we have granted directors, officers and key employees an aggregate of 2,200,000 options, 2,200,000 of which have been exercised to date. No other options have been issued under the plan and the plan has expired.

Employee Pension Plan

     We do not currently have an employee pension plan, although we do have a 401(k) plan, to which employees may contribute.

Directors Compensation and Committees

     The Company has three formal committees; the Audit Committee, which consists of Stanley Hagendorf, Jerry Dugan and Robert Knickman, the Compensation Committee, which consists of Edward Capuano, Stanley Hagendorf and Robert Knickman the Stock Option Committee, which consists of Edward Capuano, Jeffrey Skulsky and Stanley Hagendorf. The Company does not currently have a Nominating Committee.

     The functions of the Audit Committee include: (i) recommending for approval by the Board of Directors a firm of certified public accountants whose duty it will be to audit the financial statements of the Company for the fiscal year in which they are appointed, and (ii) to monitor the effectiveness of the audit effort, the Company's internal financial and accounting organization and controls and financial reporting. The Audit Committee will also consider various capital and investment matters.

     The Compensation Committee is responsible for establishing compensation arrangements for officers and directors of the Company, reviewing benefit plans and administering each of the Company's stock option plans.

Executive Compensation Policy

     The Company's executive compensation policy is designed to attract, motivate, reward and retain the key executive talent necessary to achieve the Company's business objectives and contribute to the long-term success of the Company. In order to meet these goals, the Company's compensation policy for its executive officers focuses primarily on determining appropriate salary levels and providing long-term stock-based incentives. To a lesser extent, the Company's compensation policy also contemplates performance-based cash bonuses.

     Cash Compensation. In determining its recommendations for adjustments to officers' base salaries the Company focuses primarily on the scope of each officer's responsibilities, each officer's contributions to the Company's success in moving toward its long-term goals during the fiscal year, the accomplishment of goals set by the officer and approved by the Board for that year, the Company's assessment of the quality of services rendered by the officer, comparison with compensation for officers of comparable companies and an appraisal of the Company's financial position. In certain situations, relating primarily to the completion of important transactions or developments, the Company may also pay cash bonuses, the amount of which will be determined based on the contribution of the officer and the benefit to the Company of the transaction or development.

     Equity Compensation. The grant of stock options to executive officers constitutes an important element of long-term compensation for the executive officers. The grant of stock options increases management's equity ownership in the Company with the goal of ensuring that the interests of management remain closely aligned with those of the Company's stockholders. The Board believes that stock options in the Company provide a direct link between executive compensation and stockholder value. By attaching vesting requirements, stock options also create an incentive for executive officers to remain with the Company for the long term. See "Stock Option Plan."

                           CORPORATE PERFORMANCE GRAPH

     The following graph shows a comparison of cumulative total stockholder return from May 5, 1997 through December 31, 1999 for AppOnline, the Amex Market Value Index and the S&P Consumer Finance Index.

Graphic Omitted

                                                Amex Market       S&P Consumer
                               AppOnline        Value Index       Finance Index
                               ---------        -----------       -------------

     May 5, 1997                100.00          100.00            100.00
     December 31, 1997           68.00          130.03            134.21
     December 31, 1998           47.33          139.57            181.44
     December 31, 1999           32.00          178.30            189.62





















         The graph assumes that the value of the investment in AppOnline's Common Stock, the Amex Market Value Index and the S&P Consumer Finance Index was $100 on May 5, 1997 and that all dividends were reinvested. No dividends have been declared or paid on the Company's Common Stock.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT

     The following table sets forth certain information, as of the date hereof with respect to the beneficial ownership of the Common Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company and
(iii) all executive officers and directors of the Company as a group.

     Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of

Beneficial Owner(1)                          Number(2)            Percentage
-------------------                          ---------            ----------
Edward R. Capuano                               9,063,057              20.2%
Jeffrey Skulsky(3)                             19,253,386              43.0
The Skulsky Trust                              19,251,233              42.9
Cindy L. Eisle                                      2,164               *
James Richmond                                      1,163               *
Pargie Raiola                                           0                0
James Britton                                       1,163               *
Patrick Reilly                                          0                0
Jerry Dugan                                         2,871               *
Robert Knickman                                         0                0
Stanley Hagendorf(4)                               11,840               *
All Executive Officers and Directors as a      28,335,644              63.2%
Group (10 persons)(3)(4)
---------
*less than one percent

(1) Unless otherwise indicated, the address of each person listed below is c/o AppOnline.com, Inc., 520 Broadhollow Road, Melville, New York 11747.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities and includes Shares of Common Stock issuable upon conversion of outstanding preferred stock, or subject to options, or warrants exercisable or convertible within 60 days.

(3) 19,251,233 of which are owned by the Skulsky Trust, of which Jeffrey Skulsky is the Trustee.

(4) All of which are owned by Mr. Hagendorf's wife.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to December 31, 1999, we owed $31,410,221 to the Skulsky Trust. Jeffrey Skulsky, our President, is the trustee of the Skulsky Trust. This indebtedness represents advances from the Skulsky Trust to us since 1997. The debt owed to the Skulsky Trust is interest-free with no set repayment terms.

     On December 31, 1999, in satisfaction of the debt owed to the Skulsky Trust, we transferred ownership of the following assets:

                                                           Transferred Value

    Mortgage receivable                                  $     2,216,087
    Stock subscription receivable                              5,916,100
    Accrued interest and financing fee on
                stock subscription                             1,073,715
    Investment in Wireless Mexicano, Inc.                        500,000
                                                         ----------------
    Total assets tranferred                              $     9,705,902
                                                         ===============

     After the transfer of the aforementioned assets, the outstanding debt remaining to the Skulsky Trust was $21,704,319. This debt was completely satisfied through the issuance of 18,191,534 shares of our common stock on December 31, 1999.

     On December 31, 1999, Edward Capuano, our CEO, donated 8,500,000 shares of common stock back to the company for cancellation.

     All current transactions between us and our officers, directors and principal stockholders or any affiliates thereof are, and in the future such transactions will be, on terms no less favorable to us than could be obtained from unaffiliated third parties.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)      Financial Statements.
         Report of Independent Accountants..................................F-1
         Consolidated Statements of Financial Position as at
             December 31, 1999 and 1998.....................................F-2
         Consolidated Statements of Operations and
             Comprehensive Income (loss) for the years ended
             December 31, 1999, 1998 and 1997...............................F-4
         Consolidated Statements of Stockholders' Equity
             for the years ended December 31, 1999, 1998 and 1997...........F-6
         Consolidated Statements of Cash Flows
             for the years ended December 31, 1999, 1998 and 1997...........F-9
         Notes to Financial Statements......................................F-12

(b)Reports on Form 8-K.

None.

(c)    Exhibits.
 21    List of subsidiaries
 23.1  Financial Data Schedule

--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     APPONLINE.COM, INC.

                                            By:      /s/ Edward Capuano
                                                     ------------------
                                                     Edward Capuano
                                                     Chief Executive Officer

                                            Dated:   April 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                Title                              Date
       ---------                -----                              ----


/s/ Edward Capuano       CEO and Chairman of the Board           April 14, 2000
------------------------
Edward Capuano

/S/ JEFFREY SKULSKY      President and Director                  April 14, 2000
------------------------
Jeffrey Skulsky

/S/ CINDY EISELE
------------------------
Cindy Eisele             Chief Financial Officer, Treasurer      April 14, 2000
                         and Principal Accounting Officer
/s/ PATRICK A. REILLY
------------------------
Patrick A. Reilly        Secretary and General Counsel           April 14, 2000


------------------------
Jerry Dugan              Director                                April 14, 2000

/S/ ROBERT L. KNICKMAN
------------------------
Robert L. Knickman       Director                                April 14, 2000

------------------------
Stanley Hagendorf        Director                                April 14, 2000

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                        DECEMBER 31, 1999, 1998 AND 1997




         Independent Auditors' Report - 1999                                F-1

         Independent Auditors' Report - 1998 and 1997                       F-1A


FINANCIAL STATEMENTS:




         Consolidated Statements of Financial Position                     F-2-3

         Consolidated Statements of Operations and Comprehensive
                Income (Loss)                                              F-4-5

         Consolidated Statements of Stockholders' Equity                   F-6-8

         Consolidated Statements of Cash Flows                            F-9-11

         Notes to Consolidated Financial Statements                      F-12-34

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
AppOnline.com, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial position of AppOnline.com, Inc. (Formerly IMN Financial Corp.) and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AppOnline.com, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                      /S/ CITRIN COOPERMAN & COMPANY, LLP
                                      -----------------------------------
                                      CITRIN COOPERMAN & COMPANY, LLP





New York, New York
March 28, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
IMN Financial Corp. and Subsidiaries

We have audited the accompanying consolidated statement of financial position of IMN Financial Corp. and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMN Financial Corp. and Subsidiaries as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

                                           /S/ WERBLIN, CASUCCIO & MOSES, P.C.
                                           -----------------------------------
                                           WERBLIN, CASUCCIO & MOSES, P.C.





Syosset, New York
March 24, 1999
                                                                            F-1A



                      APPONLINE.COM, INC. AND SUBSIDIARIES

                  Consolidated Statements of Financial Position
                                  December 31,







                                                      1999               1998
                                                  -------------     ------------

ASSETS

  Cash                                             $  3,548,137     $  4,446,542
  Mortgage Inventory                                 96,731,181       74,109,762
  Points,  Fees and Other Receivables                 1,975,354        7,919,147
  Investments                                         6,188,083        7,630,245
  Prepaid Expenses                                    6,517,350        3,690,823
  Mortgage Receivable                                                  2,254,013
  Property and Equipment (Net of
    Accumulated Depreciation)                         4,822,326        2,225,629
  Intangible Assets (Net of Accumulated
    Amortization)                                     6,573,400        4,679,988
  Deferred Income Taxes                                                  259,500
  Other Assets                                          836,989          514,693
                                                   ------------     ------------

      TOTAL ASSETS                                 $127,192,820     $107,730,342
                                                   ============     ============












          See accompanying notes to consolidated financial statements.






                      APPONLINE.COM, INC. AND SUBSIDIARIES

                  Consolidated Statements of Financial Position
                                  December 31,





                                                             1999              1998
                                                         -------------    -------------
LIABILITIES

  Accounts Payable and Accrued Expenses                  $   6,327,306    $   6,332,544
  Warehouse Lines of Credit                                 95,510,116       73,344,945
  Borrowers Escrow Funds                                       704,706        1,354,661
  Capital Lease Obligations                                    135,043          135,817
  Corporate Taxes Payable                                        9,525          310,650
  Notes Payable                                                750,180          712,374
  Deferred Income                                              185,436          840,084
  Due to Related Party                                                       10,439,778
  Deferred Income Taxes                                                         289,345
                                                         -------------    -------------

    TOTAL LIABILITIES                                      103,622,312       93,760,198
                                                         -------------    -------------

COMMITMENTS AND CONTINGENCIES

  (NOTES14 AND 17)

STOCKHOLDERS' EQUITY

  Preferred Stock - 5,000,000 shares, $.001 par value
      authorized, 7,000 and 5,960 shares issued and
      outstanding in 1999 and 1998, respectively                     7                6
  Common Stock - 45,000,000 shares, $.001 par
      value authorized; 41,206,346 and 28,661,905
       outstanding shares issued and outstanding
       in 1999 and 1998, respectively                           41,206           28,663
  Paid-in Capital                                           46,331,932       20,203,554
  Stock subscription receivable                                              (5,916,100)
  Unrealized Gain on Available-for-Sale
      Securities                                               629,517          396,576
 Accumulated Deficit                                       (23,432,154)        (742,555)
                                                         -------------    -------------

    TOTAL STOCKHOLDERS' EQUITY                              23,570,508       13,970,144
                                                         -------------    -------------

    TOTAL LIABILITIES AND STOCKHOLDERS'

        EQUITY                                           $ 127,192,820    $ 107,730,342
                                                         =============    =============


          See accompanying notes to consolidated financial statements.




                      APPONLINE.COM, INC. AND SUBSIDIARIES

      Consolidated Statements of Operations and Comprehensive Income (Loss)
                        For The Years Ended December 31,



                                                  1999           1998            1997
                                             ------------    -------------  -------------
OPERATING INCOME

     Points, Fees and Premium Income -
        Operating Branches                   $ 25,128,985    $ 29,849,430    $ 10,720,139
     Points, Fees and Premium Income -
        Closed Branches                         3,175,935       1,486,000
     Interest Income                            3,671,291       4,322,788       1,367,996
     Management Fee Income                        230,381         742,387         699,662
                                             ------------    ------------    ------------

     Total Operating Income                    32,206,592      36,400,605      12,787,797
                                             ------------    ------------    ------------

OPERATING EXPENSES

     General and Administrative Expenses -
        Operating Branches                     14,452,523       9,644,816       3,184,149
     General and Administrative Expenses -
        Closed Branches                         3,847,517       1,375,004
     Field and Direct Expenses -
        Operating Branches                     18,883,062      16,927,054       8,267,735
     Field and Direct Expenses -
        Closed Branches                         2,367,399       1,248,362
     Interest Expense                           6,644,215       5,434,808       1,044,281
     Depreciation and Amortization              1,396,401         983,264         289,027
     Acquisition Expenses                                                         972,601
     Nonrecurring Expenses                      7,431,058
                                             ------------    ------------    ------------

     Total Operating Expenses                  55,022,175      35,613,308      13,757,793
                                             ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                 (22,815,583)        787,297        (969,996)

BENEFIT (PROVISION) FOR INCOME TAXES              171,271        (449,836)        (27,999)
                                             ------------    ------------    ------------

NET INCOME (LOSS)                             (22,644,312)        337,461        (997,995)

Preferred Dividends Paid or Accrued                45,287          63,231
                                             ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE TO

    COMMON STOCKHOLDERS                      $(22,689,599)   $    274,230    $   (997,995)
                                             ============    ============    ============



          See accompanying notes to consolidated financial statements.



                      APPONLINE.COM, INC. AND SUBSIDIARIES

      Consolidated Statements of Operations and Comprehensive Income (Loss)
                        For The Years Ended December 31,



                                             1999            1998           1997
                                        ------------    ------------   -------------
COMPREHENSIVE INCOME

Net Income (Loss)                       $(22,644,312)   $    337,461   $   (997,995)

OTHER COMPREHENSIVE INCOME

Unrealized Gain on Available-for-Sale

     Securities (Net of Income Tax)          232,941          41,282        355,294
                                        ------------    ------------   ------------

COMPREHENSIVE INCOME (LOSS)             $(22,411,371)   $    378,743   $   (642,701)
                                        ============    ============   ============


EARNINGS (LOSS) PER SHARE

Basic Earnings (Loss) Per Share         $      (0.75)   $       0.01   $      (0.10)

Diluted Earnings (Loss) Per Share       $      (0.75)   $       0.01   $      (0.10)


          See accompanying notes to consolidated financial statements.



                                                              APPONLINE.COM, INC. AND SUBSIDIARIES

                                                         Consolidated Statements of Stockholders' Equity
                                                      For The Years Ended December 31, 1999, 1998 and 1997

                                                                                                                  UNREALIZED
                                                                                                                   GAIN ON
                                                                                                      STOCK        AVAILABLE
            DATE                          COMMON       COMMON   PREFERRED  PREFERRED  ADDITIONAL  SUBSCRIPTION       FOR
                                          STOCK        STOCK      STOCK      STOCK     PAID-IN          N           SALE
                                         (SHARES)       ($)     (SHARES)      ($)      CAPITAL     RECEIVABLES    SECURITIES
-----------------------------   --------------------------------------------------------------------------------------------
Balance 1/1/97                            4,257,199   $   426                         $   16,867
Reverse Split                            (3,192,900)      638                               (638)
Reverse Acquisition                      20,421,700    20,422                          6,727,382
Options Exercised                         2,200,000     2,200                          5,961,300
Issued for Acquisitions                   1,078,108     1,078                          3,844,492
Treasury Stock Issued                     7,000,000     7,000                             (7,000)
Preferred Stock Sold Series A                                      1,100    $   1      1,099,999
Value of Options Issued                                                                   50,891
Unrealized Gain on Avail for Sale Securities                                                                    $  355,294
Reverse Stock Subscription Receivable                                                             $ (6,141,600)
Net Loss
                                      --------------  --------   -------    -------  ------------  ------------ ----------

Balance 12/31/97                         31,764,107    31,764      1,100        1     17,693,293    (6,141,600)    355,294

Preferred Stock Sold Series B                                      3,150        3      2,430,157
Preferred Stock Issued Series C                                    5,000        5            (5)
Pref. Stock Converted







            DATE                                         ACCUMULATED
                                                           DEFICIT           TOTALS
---------------------------------                      ------------  --------------
Balance 1/1/97                                         $  (18,793)       $  (1,500)
Reverse Split                                                                    0
Reverse Acquisition                                                      6,747,804
Options Exercised                                                        5,963,500
Issued for Acquisitions                                                  3,845,570
Treasury Stock Issued                                                            0
Preferred Stock Sold Series A                                            1,100,000
Value of Options Issued                                                     50,891
Unrealized Gain on Avail for Sale Securities                               355,294
Reverse Stock Subscription Receivable                                   (6,141,600)
Net Loss                                                 (997,995)        (997,995)
                                                       -----------   --------------

Balance 12/31/97                                       (1,016,788)      10,921,964

Preferred Stock Sold Series B                                            2,430,160
Preferred Stock Issued Series C                                                  0
Pref. Stock Converted



          See accompanying notes to consolidated financial statements.



                                                              APPONLINE.COM, INC. AND SUBSIDIARIES

                                                         Consolidated Statements of Stockholders' Equity
                                                      For The Years Ended December 31, 1999, 1998 and 1997

                                                                                                                  UNREALIZED
                                                                                                                   GAIN ON
                                                                                                      STOCK        AVAILABLE
            DATE                          COMMON       COMMON   PREFERRED  PREFERRED  ADDITIONAL  SUBSCRIPTION       FOR
                                          STOCK        STOCK      STOCK      STOCK     PAID-IN          N           SALE
                                         (SHARES)       ($)     (SHARES)      ($)      CAPITAL     RECEIVABLES    SECURITIES
-----------------------------   --------------------------------------------------------------------------------------------------


Pref. Stock Converted
  Series B                               3,522,180      $3,522    (3,150)     $(3)     $(3,519)
  Series A                                 254,562        $255      (140)     $(1)       $(254)
Rounding                                                     1                  1           (2)
Issued for Acquisition                      94,131          94                         299,906
Treasury Stock Retired                  (7,000,000)     (7,000)                          7,000
Stock Issued as Compensation                26,925          27                          62,978
Net Income after Preferred Dividends
Imputed Interest -  Current Amortization                                                                (60,500)
Imputed Interest                                                                      (286,000)         286,000
Unrealized Gain on Available
  for Sale Securities                                                                                                 41,282
                                        ------------   --------  --------  -------   ---------      ------------    ----------

Balance 12/31/98                        28,661,905      28,663    5,960         6   20,203,554       (5,916,100)     396,576

Preferred Stock Sold Series E                                     2,000         2    1,589,423
Pref. Stock Converted
  Series A and Accrued
Dividends  Dividends                       928,174         928     (960)      $(1)      13,294
Issued for Acquisitions                    519,826        $519                      $1,217,535




            DATE
                                                         ACCUMULATED
                                                           DEFICIT           TOTALS
-----------------------------                          -------------- --------------


Pref. Stock Converted
  Series B                                                                      $0
  Series A                                                                      $0
Rounding                                                        3                3
Issued for Acquisition                                                     300,000
Treasury Stock Retired                                                           0
Stock Issued as Compensation                                                63,005
Net Income after Preferred Dividends                       274,230         274,230
Imputed Interest -  Current Amortization                                   (60,500)
Imputed Interest                                                                 0
Unrealized Gain on Available for Sale Securities                            41,282
                                                         -----------    ----------
Balance 12/31/98                                         (742,555)      13,970,144

Preferred Stock Sold Series E                                            1,589,425
Pref. Stock Converted
  Series A and Accrued
Dividends  Dividends                                                        14,221
Issued for Acquisitions                                                 $1,218,054






                                                              APPONLINE.COM, INC. AND SUBSIDIARIES

                                                         Consolidated Statements of Stockholders' Equity
                                                      For The Years Ended December 31, 1999, 1998 and 1997

            DATE                          COMMON       COMMON   PREFERRED  PREFERRED  ADDITIONAL  SUBSCRIPTION       FOR
                                          STOCK        STOCK      STOCK      STOCK     PAID-IN          N           SALE
                                         (SHARES)       ($)     (SHARES)      ($)      CAPITAL     RECEIVABLES    SECURITIES
-----------------------------   --------------------------------------------------------------------------------------------------

Stock Issued as                         20,000      $  20                            $  64,980
Compensation

Common Stock Sold                    1,388,400      1,388                            1,878,412

Acquisition Closing                   (197,538)      (198)                            (606,712)
Adjustments

Stock Issued in                        194,045        194                              363,006
Payment of Expenses

Stock Donated and                   (8,500,000)    (8,500)                               8,500
Retired

Stock Issued in                     18,191,534     18,192                           21,686,127
Payment of Debt

Value of Compensatory                                                                    3,813
Options to Non-
employees

Transfer of Receivable                                                                              5,916,100
in Payment of Debt

Net Loss after
Preferred Dividends

Unrealized Gain on                                                                                                   232,941
Available for Sale
Securities
                                    ----------    -------       -----    --------  -----------     ----------       --------

Balance 12/31/99                    41,206,346    $41,206       7,000    $      7  $46,331,932     $        0       $629,517
                                    ==========    =======       =====    ========  ===========     ==========       ========



            DATE
                                                         ACCUMULATED
                                                           DEFICIT           TOTALS
-----------------------------                          -------------- --------------

Stock Issued as                                                             65,000
Compensation

Common Stock Sold                                                        1,879,800

Acquisition Closing                                                       (696,910)
Adjustments

Stock Issued in                                                            363,200
Payment of Expenses

Stock Donated and                                                                0
Retired

Stock Issued in                                                         21,704,319
Payment of Debt

Value of Compensatory                                                        3,813
Options to Non-
employees

Transfer of Receivable                                                   5,916,100
in Payment of Debt

Net Loss after                                          (22,689,599)   (22,689,599)
Preferred Dividends

Unrealized Gain on                                                         232,941
Available for Sale
Securities
                                                      -------------    -----------

Balance 12/31/99                                      $ (23,432,154)   $23,570,508
                                                      =============    ===========





          See accompanying notes to consolidated financial statements.





                      APPONLINE.COM, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                        For The Years Ended December 31,



                                                               1999         1998             1997
                                                        ------------   --------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

ACTIVITIES:

     Net Income (loss)                                  $(22,644,312)   $    337,461    $   (997,995)
                                                        ------------    ------------    ------------
     Adjustments to reconcile net income (loss) to
     Net cash provided(used) by operating activities:

          Depreciation and amortization                    1,396,401         983,264         439,909
          Value of compensatory options granted
            to non-employees                                   3,813                          50,891
          Market value adjustment on foreclosed
            real estate                                       63,750
          Income from investment in partnership /
                unconsolidated subsidiary                    (80,682)        (75,236)
          Compensation paid through the issuance of
                of common stock                               65,000          63,005
          Expenses paid through the issuance of
            common stock                                     363,200
          Deferred income taxes                              (29,845)         29,845
     Change in assets and liabilities:
          Mortgages originated (net of those sold)       (22,621,419)    (45,171,726)     (2,508,157)
          Net proceeds from warehouse lines of credit     22,165,171      44,794,950       9,142,087
          Points, fees and other receivables               4,980,965      (5,432,488)     (1,385,116)
          Prepaid expenses                                (2,762,881)     (1,584,667)       (485,646)
          Other assets                                      (255,933)       (858,817)       (237,270)
          Accounts payable and accrued expenses             (379,387)      3,174,699      (1,308,427)
          Borrowers escrow funds                            (649,955)        866,897         124,211
          Deferred income                                   (654,648)        250,003          66,978
          Corp. income taxes payable                        (301,125)        310,650
                                                        ------------    ------------    ------------
     Total adjustments                                     1,238,675      (2,649,621)      3,963,210
                                                        ------------    ------------    ------------
     Net cash provided (used) by operating activities    (21,405,637)     (2,312,160)      2,965,215
                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in (return of) real estate
       development partnership                                27,000         (32,000)        (25,000)
     Purchase of property and equipment                   (2,807,810)       (958,086)       (282,377)
     Purchase of intangibles                                (824,883)       (120,875)     (1,516,672)
     Receipt of cash through acquisitions                     75,348          36,749       1,720,555
     Collection of mortgage receivable                        37,926          22,623          21,479
     Notes receivable extended                                            (3,617,408)
                                                        ------------    ------------    ------------
     Net cash used by investing activities                (3,492,419)     (4,668,997)        (82,015)
                                                        ------------    ------------    ------------


          See accompanying notes to consolidated financial statements.




                      APPONLINE.COM, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                        For The Years Ended December 31,




                                                           1999              1998            1997
                                                        ------------    ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Acquisition costs                                                                     (636,500)
      Sale of preferred stock                              1,589,425       2,430,160       1,100,000
      Sale of common stock                                 1,879,800
      Payment of notes payable and capital leases           (440,017)       (269,983)        (42,989)
      Collection of stock subscriptions                                                      458,400
      Advances (or allocations) from/to related
        parties (net)                                     20,970,443       7,303,015      (1,734,373)
      Dividends paid                                                         (63,231)
                                                        ------------    ------------    ------------
     Net cash provided (used) by financing activities     23,999,651       9,399,961        (855,462)
                                                        ------------    ------------    ------------

     Net increase (decrease) in cash                        (898,405)      2,418,804       2,027,738

CASH  - JANUARY 1                                          4,446,542       2,027,738
                                                        ------------    ------------    ------------

CASH  - DECEMBER 31                                     $  3,548,137    $  4,446,542    $  2,027,738
                                                        ============    ============    ============













          See accompanying notes to consolidated financial statements.
                                                                            F-10

                                       APPONLINE.COM, INC. AND SUBSIDIARIES

                                       Consolidated Statements of Cash Flows
                                         For The Years Ended December 31,



                                  1999          1998          1997
                                -----------   -----------   -----------
SUPPLEMENTAL DISCLOSURES:


Interest Paid                   $ 6,576,299   $ 5,141,753   $ 1,417,930
                                ===========   ===========   ===========

Income Taxes Paid               $   188,299   $   113,234   $     6,306
                                ===========   ===========   ===========


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


Equipment acquired through capital lease
  obligations                                        $   150,736   $         0   $   100,246
                                                     ===========   ===========   ===========

Common stock issued in conjunction with
  acquisitions                                       $ 1,218,054   $   300,000   $10,739,317
                                                     ===========   ===========   ===========

Increase in market value of available-for-sale
  securities                                         $   232,941   $    41,282   $   355,294
                                                     ===========   ===========   ===========

Assets distributed to reduce debt                    $         0   $ 4,744,745   $         0
                                                     ===========    ===========   ===========

Notes issued to acquire assets                       $         0   $   554,710   $         0
                                                     ===========   ===========   ===========

Assets transferred in satisfaction of debt           $ 9,705,902   $         0   $         0
                                                     ===========   ===========   ===========

Increase in assets and liabilities as a result of
  additional liabilities in conjunction with stock
  acquisitions                                       $   134,852   $         0   $         0
                                                     ===========   ===========   ===========

Common stock acquisition closing adjustments         $   696,910   $         0   $         0
                                                     ===========   ===========   ===========

Common stock issued in repayment of debt             $21,704,319   $         0   $         0
                                                     ===========   ============  ===========

Stock issued for subscriptions                       $         0   $         0   $ 6,600,000
                                                     ===========   ===========   ===========


                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The financial statements presented herein are of AppOnline.com, Inc. and Subsidiaries.

AppOnline.com, Inc. (the "Company") was incorporated under the laws of the State of Delaware on November 12, 1980 as Nuclear & Genetic Technology, Inc. The Company changed its name to NGT Enterprises Inc., then to IMN Financial Corp. and then effective May 11, 1999, to AppOnline.com, Inc..

Island Mortgage Network, Inc. ("Island"), a wholly owned subsidiary acquired on May 5, 1997, was incorporated under the laws of the State of New York on December 2, 1992. It operates under the D/B/As "AppOnline", "Island Mortgage Network" and "Reliance Mortgage Network". Its principal business activity is the origination and sale of residential mortgage loans. Presently, all mortgages are either table funded, funded through Company resources or funded through the Company's warehouse lines of credit. Virtually all loans are closed subject to a binding purchase agreement with an investor and sold shortly after closing. The Company does not perform any loan servicing activities. As of the date of this report, the Company is currently licensed to originate loans in 46 states and is approved to participate in FHA and Freddie Mac loan programs.

Citizens Mortgage Service Company ("Citizens"), a wholly owned subsidiary acquired on September 5, 1997, was incorporated under the laws of the State of Pennsylvania on April 10, 1973. Its principal business activity is that of a full service mortgage banker, consisting of the origination and sale of residential mortgage loans secured by one to four family residences. Citizens is approved to participate in FHA, Fannie Mae, GNMA and Freddie Mac programs, in addition to licenses in various states.

First Equities Service Corp. ("Service") , a wholly owned subsidiary acquired on May 5, 1997, was incorporated under the laws of the State of New York on January 24, 1997. Its principal business activity is participation in a single real estate development project.

First Equities Commercial Corp. ("Commercial") , a wholly owned subsidiary acquired on May 5, 1997, was incorporated under the laws of the State of New York on January 23, 1997. Its principal business activity is that of a commercial loan brokerage company. It is presently servicing the same states serviced by Island.

AppOnline Internet Research and Development Corp. (Internet), a wholly owned subsidiary, was incorporated under the laws of the State of Delaware on April 1, 1999. Its principal business activity is the expansion of mortgage banking operations through entry into the internet market. It is presently servicing the same states serviced by Island.

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in companies less than 50% owned are accounted for under the equity method of accounting.

MORTGAGE INVENTORY
------------------

The Company presents its mortgage inventory at lower of cost or market. Mortgage inventory secures the related warehouse lines of credit (Note 7). The mortgage inventory balance represents amounts which have been funded by warehouse lines of credit. The funds will either be disbursed at closing or returned to the warehouse if closing does not take place, in which case the Company remains liable to the warehouse until the funds are returned.

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

INVESTMENT SECURITIES
---------------------

Management determines the appropriate classification of investment securities at the time they are acquired, and evaluates the appropriateness of such classification at each balance sheet date. For the year ended December 31, 1999 and 1998, marketable securities were classified as available-for-sale. Available- for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of comprehensive income.

Dividends on marketable equity securities are recognized in income when declared. Realized gains and losses are included in income. Realized gains and losses are determined on the basis of the actual cost of the securities sold.

DEFERRED COSTS
--------------

Direct processing costs associated with mortgages in the Company's pipeline at December 31, 1999 and 1998, have been deferred. These costs include commissions, processing salaries and related expenses, appraisal fees, credit costs, and other direct expenses. These costs are recognized when the related loans are closed and presold to permanent investors. They are included in prepaid expenses on the consolidated statements of financial position.

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

REVENUE RECOGNITION
-------------------

Commitment fees, points and premium fees are earned and recognized as revenue when the loans are closed and presold to permanent investors. Any fees collected prior to closing are included in deferred income.

Application fees, partially representing reimbursement for the costs of specific services performed by third parties with respect to loans originated, collected during loan processing are recognized as revenue when the loans have been originated and all related services have been performed.

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

INCOME TAXES
------------

The Company files a consolidated income tax return with its subsidiaries. The Company provides for deferred income taxes resulting from temporary differences in reporting certain income and expense items (Note 19) for income tax and financial reporting purposes. The change in deferred income taxes for the current year is reflected in the provision for income taxes.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

MORTGAGE INVENTORY: The fair value of mortgage loans held for sale, presented at lower of cost of market, is estimated at the actual cost of the loan (par value) plus the premium to be paid by the investor. At December 31, 1999, the total estimated fair value is mortgage inventory of $96,731,181 plus premiums of $1,975,354, totaling $98,706,535. At December 31, 1998, the total estimated fair value is mortgage inventory of $74,109,762 plus premiums of $2,019,808, totaling $76,129,570.

WAREHOUSE LINES OF CREDIT: These facilities have original maturities of less than 120 days and, therefore, the carrying values are reasonable estimates of fair value.

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

RECENT PRONOUNCEMENTS
---------------------

In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000; however, it may be adopted earlier. It cannot be applied retroactively to

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

RECENT PRONOUNCEMENTS (CONT'D)
------------------------------

financial statements of prior periods. Management believes that the adoption of SFAS No. 133 will not impact the Company's consolidated financial statements.

In October, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 amends SFAS No. 65, Accounting for Certain Mortgage Banking Activities, to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability to sell or hold those investments. This statement also conforms the subsequent accounting for securities retained after the securitization of mortgage loans held by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998; however, earlier application is encouraged and is permitted as of the issuance of this statement. Management believes that the adoption of SFAS No. 134 will not impact the Company's consolidated financial statements.

EARNING PER SHARE
-----------------

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share also includes the dilutive effect of potential common shares (dilutive stock options) outstanding during the period.

NOTE 2 - ACQUISITIONS

1998
----

Pursuant to an acquisition agreement dated April 4, 1998, the Company acquired 100% of the issued and outstanding capital stock of Gentry Capital Mortgage Corporation. The consideration for this acquisition was 94,131 shares of the Company's common stock worth $300,000 in addition to $60,000 in cash and notes payable of $394,710.

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

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 2 - ACQUISITIONS (CONT'D)

1998 (CONT'D)
-------------

The total purchase price of all the acquisitions is allocated as follows:

Cash                                                $    36,749
Mortgage inventory                                    5,357,495
Accounts receivable                                     520,215
Prepaid expenses                                        184,017
Property and equipment                                1,090,112
Goodwill                                              1,006,986
Other assets                                            320,980
Accounts payable and accrued expenses                (1,060,677)
Warehouse line of credit                             (5,754,392)
Notes payable                                           (76,831)
Other liabilities                                      (709,944)
                                                     ----------

    Total allocation of purchase price              $   914,710
                                                     ==========


Certain of the foregoing acquisitions were sold during 1998 (Note12).

1999
----

Pursuant to an acquisition agreement dated April 1, 1999, the Company acquired 100% of the assets of By Owner Mortgage Company (By Owner). The consideration for this acquisition was $78,287 in cash.

Pursuant to an acquisition agreement dated May 28, 1999, the Company acquired 100% of the issued and outstanding capital stock of Queen City Mortgage Co. (Queen City) The consideration for this acquisition was 42,000 shares of the Company's common stock valued at $147,000 and $75,000 in cash.

Pursuant to an acquisition agreement dated July 28, 1999, the Company acquired 100% of the assets of Biltmore Home Loans, Inc. (Biltmore). The consideration for this acquisition was 7,320 shares of the Company's common stock valued at $17,860 and $8,996 in cash .

Pursuant to an acquisition agreement dated August 17, 1999, the Company acquired 100% of the issued and outstanding capital stock of Pioneer Financial Group, Inc. (Pioneer). The consideration for this acquisition was 150,000 shares of the Company's common stock valued at $346,500.

Pursuant to an acquisition agreement dated September 7, 1999, the Company acquired 100% of the issued and outstanding capital stock of Alliance Mortgage Corp. (Alliance). The consideration for this acquisition was 65,306 shares of the Company's common stock valued at $212,244.

Pursuant to an acquisition agreement dated December 9, 1999, the Company acquired 100% of the issued and outstanding capital stock of Arrowhead Mortgage Company, Inc. (Arrowhead). The consideration for this acquisition was 255,200 shares of the Company's common stock valued at $494,450 and $150,000 in cash.

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 2 - ACQUISITIONS (CONT'D)

The total purchase price of all the acquisitions is allocated as follows:

Cash                                               $     75,348
Accounts receivable                                     110,887
Prepaid expenses                                         63,646
Property and equipment                                  269,856
Goodwill                                              1,503,780
Other assets                                             66,363
Accounts payable and accrued expenses                  (343,082)
Notes payable                                          (216,461)
                                                     ----------

    Total allocation of purchase price            $   1,530,337
                                                     ==========


The 1998 and 1999 acquisitions are not considered significant and therefore proforma results of operations for 1998 and 1999 are not presented.

Common stock values were the quoted market values on the date of the transaction

The Company has not completed its valuation of these purchases (due to certain contingencies), and the purchase price allocations are subject to change when further information becomes available and the acquisition closing adjustments are recorded at that time. All acquisitions were accounted for using the "purchase " method of accounting.

NOTE 3 -  INVESTMENTS

INVESTMENTS WITHOUT READILY DETERMINABLE FAIR VALUES
----------------------------------------------------

The Company owned 100,000 shares of Wireless Mexicano, Inc. ("Wireless"), a related party (Note 13). The investment was acquired in a stock for stock exchange on December 30, 1996, between the Company's former parent, First Equities Corp. and Wireless Mexicano, Inc. The Company valued this exchange utilizing sales of Wireless securities on or about December 30, 1996, to arrive at a cost of $500,000. In 1999, ownership of this investment was transferred, in partial satisfaction of outstanding debt, to a related party (Note 13).

The Company owns common and preferred stock of Seasons Mortgage Group, Inc. ("Seasons"). By agreement, this amounts to a 31.25% ownership interest. The Company acquired this stock as part of its acquisition of Potomac. It is being accounted for utilizing the equity method of accounting.

The Company owns 50% of Thunder Development Ltd Co ("Thunder"), a real estate development partnership. The Company acquired its ownership percentage for cash in 1997. This investment is being accounted for utilizing the equity method of accounting.

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 3 -  INVESTMENTS (CONT'D)

INVESTMENTS WITHOUT READILY DETERMINABLE FAIR VALUES (CONT'D)
-------------------------------------------------------------

Carrying value of investments without readily determinable fair values:

                                            1999         1998

                                        --------------------------
Wireless Mexicano, Inc.                 $        0     $  500,000
Seasons Mortgage Group, Inc.               395,282      1,631,825

Thunder Development Ltd Co                 163,284         76,844

                                        ----------     ----------

     Total                              $  558,566     $2,208,669
                                        ==========     ==========

AVAILABLE-FOR-SALE SECURITIES
-----------------------------

1999
----

                            Unrealized       Change in       Unrealized                          Less:       Aggregate Fair
                           Holding Gain      Unrealized     Holding Gain                      Securities        Value at
                            at December     Holding Gain     at December    Original Cost     Transferred     December 31,
                             31, 1998         for 1999        31, 1999      of Investment       or Sold           1999
                          --------------- ---------------- --------------- ---------------  --------------- ----------------
Aristocrat Endeavor       $396,576        $        232,941 $       629,517 $     5,000,000  $             0 $      5,629,517
Fund, Ltd.
Community Bank -                 0                       0               0          25,000          (25,000)               0
Market
                          --------------- ---------------- --------------- ---------------  --------------- ----------------
     Total                $396,576        $        232,941 $       629,517 $     5,025,000  $       (25,000)$      5,629,517
                          =============== ================ =============== ===============  =============== ================


1998
----

                                         Unrealized       Change in       Unrealized                        Aggregate Fair
                                        Holding Gain      Unrealized     Holding Gain                          Value at
                                        at December      Holding Gain     at December    Original Cost of    December 31,
                                          31, 1997         for 1998        31, 1998         Investment           1998
                                      ---------------- ---------------- --------------- ------------------ -----------------
Aristocrat Endeavor Fund, Ltd.        $355,294         $         41,282 $       396,576 $        5,000,000 $       5,396,576
Community Bank - Market                              0                0               0             25,000            25,000
                                      ---------------- ---------------- --------------- ------------------ -----------------
     Total                            $        355,294 $         41,282 $       396,576 $        5,025,000 $       5,421,576
                                      ================ ================ =============== ================== =================


                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 4 -  MORTGAGE RECEIVABLE

In conjunction with the sale of The Best Mortgage Company of America, Inc., one of Island's former subsidiaries, the Company held a mortgage of $2,300,000 on the underlying vacant land.

The terms of the mortgage provided for equal monthly payments of $15,302, which included interest thereon at a rate of 7% per annum, for a term of 5 years, based on a 30 year amortization. The unpaid balance was due with the sixtieth monthly payment.

In 1999, ownership and all future rights to this receivable were transferred, in partial satisfaction of outstanding debt, to a related party (Note 13).

NOTE 5 - PROPERTY AND EQUIPMENT

The major categories of property and equipment are as follows at December 31,:

                                                 1999                 1998
                                        --------------------  ------------------
Furniture, Fixtures and Equipment       $          5,499,674  $       2,463,301
Furniture, Fixtures and Equipment
    under Capital Leases                             326,926            318,845
Leasehold Improvements                               590,670            407,414
Land                                                 207,500            207,500
                                        --------------------  ------------------

    Total                                          6,624,770          3,397,060
Less: Accumulated Deprecation                    (1,802,444)         (1,171,431)
                                        --------------------  -----------------

    Total Property and Equipment        $          4,822,326  $      2,225,629
                                        ====================  =================


Depreciation charged to operations, which includes amortization of capital lease obligations, during 1999 and 1998 was $631,705 and $350,072, respectively. The depreciation applicable to the capital lease obligations, during 1999 and 1998, was $54,297 and $55,316, respectively.

Equipment under Capital Leases of $326,926 and $318,845 secure the related financing in 1999 and 1998, respectively (Note 16). The accumulated depreciation on this equipment at December 31, 1999 and 1998, was $188,278 and $133,981, respectively.

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 6 - INTANGIBLE ASSETS

The major categories of intangible assets are as follows at December 31,:

                                                 1999                  1998
                                        -------------------- -------------------
Acquisition goodwill                    $          7,777,139 $        4,883,497
Other goodwill                                       150,000            150,000
Organization costs                                         0            699,345
                                        -------------------- -------------------

    Total                                          7,138,419          5,732,842
Less: Accumulated Amortization                   (1,353,739)         (1,052,854)
                                        -------------------- -------------------

    Total Intangible Assets             $          6,573,400 $        4,679,988
                                        ==================== ===================

Amortization expense charged to operations during 1999 and 1998 was $764,696 and $633,192, respectively.

NOTE 7 - WAREHOUSE LINES OF CREDIT

     The Company has seven warehouse and security agreements under which lines of credit have been established for funding mortgage loans. As of December 31, 1999 and 1998, the Company had total credit lines of $125,000,000 and $98,000,000, respectively, from the participating lenders. The agreements call for interest to be calculated at rates based on prime or LIBOR ranging from 8.75% to 9.75% and are anticipated to be renewed annually. The related mortgages collateralize each advance. As of December 31, 1999 and 1998, the Company owed $95,510,116 and $73,344,945 under these agreements.

     Some of the agreements have financial covenants that we have either met or obtained waivers for at December 31, 1999.

NOTE 8 - PROFIT SHARING PLAN

     The Company adopted a 401(k) pension plan covering substantially all employees. While the Company may elect to match employee contributions, it did not do so in 1999 or 1998.

NOTE 9 -  STOCK BASED COMPENSATION

     Periodically, stock is issued to employees as compensation in lieu of cash. The compensation is valued at the market value of the stock on the date of issuance. The compensation amounted to $65,000 and $63,005 in 1999 and 1998, respectively.

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 10 - STOCKHOLDERS' EQUITY

PREFERRED STOCK
---------------
SERIES A
--------

On December 31, 1997, the Company entered into a subscription agreement under which investors agreed to purchase 1,100 shares of Series A Convertible Preferred Stock, $.001 par value, for $1,000 per share. The total consideration paid was $1,100,000.

The preferred shares were convertible beginning 100 days from issuance, and ending on the mandatory conversion date, two years from issuance. The number of common shares to be exchanged upon conversion is based upon a formula utilizing the market price of the common stock on or about the conversion date.

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

During 1999 the remaining 960 preferred shares and dividends payable of $14,221 were converted into 928,174 shares of common stock.

SERIES B
--------

In the first quarter of 1998, the Company entered into a Securities Purchase Agreement. Under the terms of the agreement, the buyers would receive 3,150 shares, 8% Convertible Preferred Stock and warrants to purchase additional shares. The proceeds to the Company were $2,430,160, net of expenses. The agreement provided for the issuance of preferred shares and warrants. The shares are convertible at 75% of the average closing bid prices of the Company's common stock as quoted by Bloomberg, LP for the five- day trading period (the "Average Price") ending on the day prior to the date of the conversion (the "Conversion Price"). The Conversion Price may not be greater than 120% of the Average Price on the closing date (the "Maximum Price"). During 1998, all of the Series B preferred shares were converted into 3,522,180 shares of common stock.

SERIES C
--------

In October 1998, the Company issued 5,000 shares of Convertible Preferred Stock to the Aristocrat Endeavor Fund, Ltd. (Aristocrat). The transaction reinstates Aristocrat to its proper preferred stock holding position.

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 10 - STOCKHOLDERS' EQUITY

PREFERRED STOCK (CONT'D)
------------------------
SERIES C (CONT'D)
-----------------

The Series C shares are non voting and have no preference as to dividends. They are convertible into 200 shares of common stock, per preferred share.

SERIES E
--------

On October 11, 1999, the Company issued 2,000 shares of unregistered Series E Convertible Preferred Stock together with 500,000 warrants (see "warrants") for proceeds of $1,589,425, net of expenses.

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

During 1999 none of the preferred shares were converted into shares of common stock. As of December 31, 1999, dividends of $31,066 were accrued on the Series E convertible preferred stock.

In 2000, all of the Series E shares were converted to 1,120,412 shares of common stock along with the accrued dividends through the date of conversion of approximately $55,000.

WARRANTS
--------

In connection with the sales of securities the Company granted warrants which are exercisable as follows:

388,000 warrants outstanding ; 88,000 are exercisable at $3.60 per share, 150,000 are exercisable at $4.80 per share, and 150,000 are exercisable at $4.92 per share. All of the warrants are exercisable for a period of three years commencing between December 31, 1997 and June 14, 1998. In addition, 1,200,000 warrants outstanding, each exercisable at $.58 per share, all of which are exercisable from April 18, 1999 through October 1 2004, as well as 500,000 warrants exercisable at $2.709 per share from October 14, 1999 through October 31, 2004.

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 10 - STOCKHOLDERS' EQUITY (CONT'D)

COMMON STOCK
------------

At various times during 1998 the Company issued common stock to acquire other companies (Note 2). The total stock issued for acquisitions in 1998 was 94,131 shares increasing the equity of the Company by $300,000.

During 1999, the Company issued 1,388,400 shares of common stock in two private placements resulting in an increase to the equity of the Company of $1,879,800, net of expenses.

On December 31, 1999, the CEO of the Company donated 8,500,000 shares of common stock back to the Company, all of which was retired. The transaction was recorded at the par value of the stock since it had no impact on the overall equity of the Company.

On December 31, 1999, the Company issued 18,191,534 shares of common stock, in satisfaction of outstanding debt, to a related party (Note 13). The stock was valued at $21,704,319.

OPTIONS
-------

On May 13, 1997, the Company implemented and registered in form S-8, a nonstatutory stock option plan. Under the terms of the plan, the Company could issue up to 4,000,000 stock options, which, upon exercise, are unrestricted shares. The plan called for issuance of options until December 31, 1999. As indicated above, the Company issued 2,200,000 of these options on May 13, 1997, all of which were exercised immediately.

The 2,200,000 options issued and exercised in 1997 to consultants of the Company produced a zero value using the Black-Scholes options-pricing model since the exercise price and market price were equal and the options were exercised simultaneously.

As of the date of these financial statements, there were no stock options outstanding issued to employees of the Company under the Company's Employee Stock Option Plan.

On August 1, 1997, the Company issued options to a consultant granting the right to purchase 75,000 shares at $6.625 until August 1, 1999. The options were 100% vested at the date of issuance. In accordance with SFAS No. 123, the options were valued using the Black-Scholes options-pricing model resulting in a charge to income of $50,891 in 1997.

There were no options issued for services in 1998.

On December 29, 1999, the Company issued a total of 400,000 options to three directors of the Company with an exercise price of $1.375. The options are to vest one third after six months, one third after fifteen months and one third after twenty-nine months from December 29, 1999. The options are to expire on December 29, 2004.

On December 31, 1999, the Company issued 5,000 options to a consultant with an exercise price of $3.00. The options were 100% vested at the date of issuance and are to expire on December 31, 2004.

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 10 - STOCKHOLDERS' EQUITY (CONT'D)

OPTIONS
-------

In accordance with SFAS No. 123, the aforementioned options were valued using the Black-Scholes options-pricing model as noted below resulting in a charge to income of $3,813 in 1999, with options values of $.61 and $.85.

On October 27, 1999, the Company issued 100,000 options to an employee with an exercise price of $3.00. The options were 100% vested at the date of issuance and are to expire on October 27, 2004.

The effect of applying SFAS No. 123 on the 1999 pro forma net loss as stated below is not necessarily representative of the effects on reported net income
(loss) for futute years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock options issued been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1999 would have been $22,753,761 or $(.75) per share basic and $(.75) per share on a diluted basis. The fair value of the options granted during 1999 to the employee are calculated at $1.09 per share on the date of grant using the Black-Scholes options-pricing model with the following assumptions: no dividend yield, volatility of 65%, a risk free interest rate of 5.40% and an expected life of 5 years from date of vesting.

A summary of stock option activity is as follows:

                                                                        Weighted
                                                     Number             Average
                                                       of               Exercise
                                                     Shares              Price
                                                 -----------          ----------
Balance at December 31, 1996                               0          $   0.00
Granted                                            2,275,000          $   3.12
Exercised                                         (2,200,000)         $   3.00
Forfeited                                                  0          $   0.00
                                                  ----------          --------

Balance at December 31, 1997                          75,000          $   6.63

Granted                                                    0          $   0.00
Exercised                                                  0          $   0.00
Forfeited                                                  0          $   0.00
                                                  ----------          --------

Balance at December 31, 1998                          75,000          $   6.63

Granted                                              505,000          $   1.71
Exercised                                                  0          $   0.00
Forfeited                                            (75,000)         $   6.63
                                                                      --------

Balance at December 31, 1999                         505,000          $   1.71
                                                  ==========          ========

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 10 - STOCKHOLDERS' EQUITY (CONT'D)

OPTIONS
-------

                     Options Outstanding                                   Options Exercisable
-------------------------------------------------------------    ----------------------------------------

                                 Number                 Weighted              Weighted                 Number              Weighted
      Range of                Outstanding                Average               Average               Exercisable            Average
      Exercise                   as of                  Remaining             Exercise                  as of              Exercise
        Price                   12/31/99                 Life(in                Price                 12/31/99               Price
                                                         years)
---------------------    ----------------------    -------------------    -----------------     ---------------------    ----------
                $1.38                   400,000                    5.0                $1.38                         0         $0.00
                $3.00                   105,000                    4.8                $3.00                   105,000         $3.00

---------------------    ----------------------    -------------------    -----------------     ---------------------    ----------

       $1.38 to $3.00                   505,000                    5.0                $1.71                   105,000         $3.00
=====================    ======================    ===================    =================     =====================    ==========


SUBSCRIPTIONS TO COMMON STOCK

On May 13, 1997, the Company issued 2,200,000 shares of common stock upon the exercise of stock options described above. In consideration for the stock, the shareholders executed promissory notes to the Company. The notes are due on or before May 13, 2002. The notes bear interest at 5% per annum, and a financing fee of $330,000 was charged upon the issuance. As of December 31, 1999, the total interest accrued and unpaid amounted to $743,715. In 1999, ownership and all future rights to this receivable and all accrued interest were transferred, in partial satisfaction of outstanding debt, to a related party (Note 13 ).

NOTE 11 - EARNINGS PER SHARE

Earnings per share has been computed on the basis of the total weighted average number of shares outstanding.

                                                                   DECEMBER 31,             DECEMBER 31,            DECEMBER 31,


                                                       1999               1998              1997
                                                 ---------------   ---------------    ---------------
Weighted Average Number of Shares

  Outstanding - Basic                                 30,246,754        29,139,093         30,562,402

Outstanding Convertible Preferred Stock,
   Options and Warrants                                                  1,267,330
                                                 ---------------   ---------------    ---------------

Weighted Average Number of Shares
 Outstanding - Diluted                               30,246,754        30,406,423         30,562,402
                                                 ===============   ===============    ===============

The weighted average number of shares diluted is the same as basic in 1999 and 1997 because, including the calculated number of additional shares through the conversion of warrants, options and convertible preferred shares would be antidilutive.

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

On October 16, 1998 the Company entered into a second agreement with Northport to sell Bankers Direct Mortgage Company and Gentry Capital Financial Services, Inc. The agreement was effective September 10, 1998. The balance of the terms of the contract mirror the previous contract.

Under these agreed upon terms, Northport owed the Company $3,617,408 plus interest of $217,044 as of December 31, 1998. This debt, evidenced by a promissory note, was assigned to the Skulsky Trust, as repayment of debt at December 31, 1998.

It should be noted that the Company removed certain intangible assets from these subsidiaries before the sale. These assets continue to be carried on the Company's books as Goodwill and consequently no gain or loss was recognized on these sales.

NOTE 13- RELATED PARTY TRANSACTIONS

During 1999 and 1998, the Company was involved in advances to and from the following related entities. In addition, many of these companies were charged for their share of administrative costs and direct expenses (paid on their behalf) and management fees. All management fee income shown in the Operating Income section of the Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997, respectively, is from related parties.

     (1) C.S. Amsterdam Realty, Inc. - Owned by a minority shareholder (less than 5%) of the Company, under common administration.

     (2) Wireless Mexicano, Inc. - Partially owned by a minority shareholder (less than 5%) of the Company, under common administration.

     (3) The Skulsky Trust - The trustee is an employee of the Company, and the trust's beneficiary is a minority shareholder (less than 5%) of the Company.

     (4) Action Abstract, Inc. - Owned by a director of the Company.

The Skulsky Trust has an agreement with the Company whereby the Company has the right to offset any intercompany balance against monies owed to the trust. Accordingly, the Company had a net balance due to the Skulsky Trust of $10,439,778 as of December 31, 1998. The debt was interest free with no set repayment terms.

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 13- RELATED PARTY TRANSACTIONS (CONT'D)

As of December 31, 1999, after the assignment of all intercompany balances, the Company had a net balance due to the Skulsky Trust of $31,410,221.

On December 31, 1999, In satisfaction of this debt, the Skulsky Trust accepted transfer of ownership of the following assets of the Company:

                                                               Transferred
                                                                  Value

                                                          ----------------
Mortgage receivable (Note 4)                              $      2,216,087
Stock subscription receivable (Note 10)                          5,916,100
Accrued interest and financing fee on
        stock subscription (Note 10)                             1,073,715
Investment in Wireless Mexicano, Inc. (Note 3)                     500,000
                                                           ---------------

    Total assets transferred                               $     9,705,902
                                                           ===============


After the transfer of the aforementioned assets, the outstanding debt remaining to the Skulsky Trust was $21,704,319. This debt was completely satisfied through the issuance of 18,191,534 shares of common stock by the Company on December 31, 1999. The shares were issued at the approximate market value on the day of the transaction.

NOTE 14 - OPERATING LEASES

The Company is obligated under a number of operating leases for its main and branch office facilities, and equipment leases. The leases expire on various dates through October 2004. Total rent expense aggregated $2,045,399 and $1,213,327, for the years ended December 31, 1999 and 1998, respectively.

The lease obligations are as follows, for the years ending December 31,:

                             2000                     $       1,433,261
                             2001                             1,237,505
                             2002                               862,408
                             2003                               435,292
                             2004                               140,600
                                                      -----------------

                                Total                 $       4,109,066
                                                      =================

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 15 - NOTES PAYABLE

APPONLINE.COM, INC. AND ISLAND MORTGAGE NETWORK, INC.

In conjunction with the acquisition of Gentry, the Company owed $23,140 and $434,327, at December 31, 1999 and 1998, respectively.

It consisted partly of two notes with identical terms, to the former owners of Gentry, totaling $384,356 at December 31, 1998. Each note was due May 2008, and was payable in monthly installments of $2,500, which included interest at 9%. In 1999, these notes were determined to be no longer payable, as the holders of these notes were in violation of certain terms of the agreement. As a result, the outstanding balance of the notes were offset against the Gentry purchase price and accordingly, the original purchase price was reduced.

The remaining balance consist of an installment note, with a due date of October 2000. It is payable in monthly installments of $2,409, which includes interest at 10.5%. As of December 31, 1999 and 1998, the outstanding balance was $23,140 and $49,971, respectively.

In connection with an acquisition of assets made during 1998, the Company owed $180,772 at December 31, 1998. This debt was paid in full during 1999.

In conjunction with the acquisition of 1st Potomac, the Company is indebted to a bank in the amount of $488,397, at December 31, 1999, under a line of credit arrangement. The line renews March 31 annually, and calls for minimum monthly installments, which includes interest at 6.5%. The line has no fixed repayment term. It is secured by a certificate of deposit in the amount of $530,927 that the Company holds with the bank.

In conjunction with the acquisition of Queen City, the Company is indebted to a bank in the amount of $114,966, at December 31, 1999. The obligation is an installment note, with a due date of June 2001. It is payable in monthly installments of $6,850, which includes interest at 9.50%. It is also secured by substantially all of the assets of the Company.

In conjunction with the acquisition of Alliance, the Company owed $30,000 at December 31, 1999. It consisted of two notes with identical terms, to the former owners of Alliance. Each note is payable in monthly installments of $1,667, without interest, through September 2000.

FIRST EQUITIES SERVICE CORP.

Service is indebted to a bank in the form of an installment note, with a due date of January 2003. It is payable in monthly installments of $1,014, which includes interest at 9%, with a balloon payment due at maturity. It is secured by the related real estate. As of December 31, 1999 and 1998, the outstanding balance was $93,677 and $97,275, respectively.

Principal payments are due in accordance with the following schedule, for the years ending December 31:

2000                                    $       620,727
2001                                             44,278
2002                                              4,696
2003                                             80,479
                                        ---------------
   Total                                $       750,180
                                        ===============

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 16- CAPITAL LEASE OBLIGATIONS

The Company leases equipment with lease terms expiring through July 2004. Obligations under capital leases are reflected in the accompanying financial statements at the present value of future minimum lease payments, discounted at interest rates ranging from 9.77% to 15.77%.

The future minimum lease obligations under capital leases, and the net present value of the future minimum lease payments, are due as follows, for the years ending December 31,

                   2000                    $                   48,105
                   2001                                        50,303
                   2002                                        38,127
                   2003                                        23,922
                   2004                                        13,954
                                           --------------------------

Total minimum lease payments                                  174,411
Less: Amounts representing interest                            39,368
                                           --------------------------

Present value of net minimum
lease payments                             $                  135,043
                                           ==========================


EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with certain senior members of management. Some agreements renew automatically on an annual basis, and others continue until September 2004. Some include provisions for bonuses based on volume at particular locations.

The following schedule presents the minimum amounts due for the next five years under these contracts, assuming the contracts continue to renew:

          Years ending December 31,


                   2000                    $820,502
                   2001                    $828,200
                   2002                    $828,200
                   2003                    $672,100
                   2004                    $190,988


MORTGAGES

In the normal course of business, the Company enters into commitments to extend mortgages to borrowers whose loans have not closed at year end. At December 31, 1999 and 1998, those commitments totaled $77,175,474 and $97,703,391, respectively.

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 17- COMMITMENTS AND CONTINGENCIES (CONT'D)

MORTGAGES (CONT'D)

Also in the normal course of business, the Company enters into commitments to sell mortgages to investors. These commitments include loans closed before year end which are currently in inventory, as well as loans closed after year end. At December 31, 1999 and 1998, those commitments amounted to $131,647,586 and $171,813,153, respectively.

LITIGATION

The Company is party to a number of lawsuits and claims (a few of which are substantial in amount ) arising in the ordinary course of business. The amount of liability, if any, from these proceedings cannot be estimated, but management is of the opinion that the outcome will not have a material impact on the Company's financial position.

CONTINGENCIES - OFF BALANCE SHEET RISK

During the normal course of operations, warehouse lenders provide funding on behalf of the Company to third party escrow accounts for mortgages prior to closing. The escrow balances vary depending on the Company's volume of business.

OTHER COMMITMENTS

In connection with the acquisitions described above, and the related employment agreements, the Company has agreed to issue additional shares of stock, should certain revenue levels be achieved. The agreements state specific numbers of shares or in some instances, dollar amounts to be divided by market share.

NOTE 18 - CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances at several financial institutions. The Federal Deposit Insurance Corporation insures balances at each institution up to $100,000. Uninsured balances aggregated $4,076,145 and $4,468,469, at December 31, 1999 and 1998, respectively.

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 19 - INCOME TAXES

Temporary differences which give rise to deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                              1999                 1998
                                        ---------------     ---------------
Net operating loss carryforward         $     8,451,838
Provision for doubtful accounts                 546,864     $       259,500
Deferred profit on installment sale                               (289,345)
                                        ---------------     ---------------
                                              8,998,702            (29,845)
Less: valuation allowance                   (8,998,702)                   0
                                        ---------------     ---------------
Net deferred tax asset (liability)      $             0     $      (29,845)
                                        ===============     ===============
NOTE 19 - INCOME TAXES

The provision for income taxes is as follows:

                              December 31,        December 31,      December 31,
                                  1999                1998              1997
                            -------------     --------------    -------------
Current:
  Federal                   $   (111,556)     $      124,045     $           0
  State                          (29,870)            295,946            27,999

Deferred:
  Federal                        (25,368)             68,770                 0
  State                           (4,477)           (38,925)                 0
                            -------------     --------------     -------------
     Total                  $   (171,271)     $      449,836     $      27,999
                            =============     ==============     =============


The Provision for Income Taxes is different than the amount computed using the United States Federal Statutory Income Tax Rate for the reasons set forth below:

                                        December 31,   December 31, December 31,
                                            1999           1998         1997
                                        ------------   ------------ ------------

Expected tax at US statutory rate            (34.0)%       34.0%        (34.0)%
State and local income taxes  *                            32.6%           2.9%

                                              (5.7)%

Prior year over-accrual                        (.9)%
Valuation allowance for operating loss
carryforwards not expected to be used
(released)                                     39.7%      (9.5)%          34.0%
                                        ------------   ---------     ----------
                                               (.9)%       57.1%           2.9%
                                        ============   =========     ==========

* Effective rate at December 31, 1998 is high due to the fact that subsidiaries do not file state tax returns on a consolidated basis. As a result, no net operating loss carryforward is available to one of the subsidiaries with a very large taxable income. In addition, other subsidiaries with taxable losses currently have state taxes due based on capital.

As of December 31,1999, the Company has net operating loss carryforwards (NOL's) of $21,129,596 for tax purposes which will be available to offset future taxable income. Any unused NOL's will expire in 2019.

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 20 - PRIMARY FINANCIAL STATEMENT COMPONENTS

PRIMARY COMPONENTS OF PREPAID EXPENSES

                                             December 31,         December 31,
                                                 1999                 1998

                                        -----------------     ----------------
Prepaid processing costs                $       4,169,069     $      1,897,326
Advance draws against commissions               2,031,413            1,387,354
Prepaid insurance                                  81,013               79,083
Other prepaid expenses                            235,855              327,060
                                        -----------------     ----------------

  Total prepaid expenses                $       6,517,350     $      3,690,823
                                        =================     ================


PRIMARY COMPONENTS OF ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                            December 31,        December 31,
                                                1999                1998

                                       ----------------      ---------------
Trade accounts payable                 $      4,236,995      $     4,591,103
Accrued payroll and payroll taxes             1,594,809            1,333,906
Accrued interest                                464,436              393,174
Dividends payable                                31,066               14,361
                                       ----------------      ---------------

  Total accounts payable and accrued    $      6,327,306     $     6,332,544
    expenses                           =================     ===============


PRIMARY COMPONENTS OF GENERAL AND ADMINISTRATIVE EXPENSES

                                              December 31,    December 31,   December 31,
                                                1999            1998           1997

                                            --------------   ------------  -------------
Salaries                                       $ 6,090,184   $ 3,858,710   $ 1,112,025

Payroll taxes and benefits                       1,578,820       858,537       342,061
Rent and occupancy                               1,625,399     1,206,010       710,341
Other expenses                                   9,005,637     5,096,563     1,019,722
                                               -----------   -----------   -----------
   Total general and administrative expenses
       - operating and closed branches         $18,300,040   $11,019,820   $ 3,184,149
                                               ===========   ===========   ===========


                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 20 - PRIMARY FINANCIAL STATEMENT COMPONENTS

PRIMARY COMPONENTS OF FIELD AND DIRECT EXPENSES

                                        December 31,   December 31  December 31,
                                            1999           1998         1997

                                        -----------   ------------   -----------
Salaries                                 $ 5,248,856   $ 6,174,654   $ 1,286,416
Commissions                               10,032,242     7,948,276     4,505,625
Payroll Taxes and Benefits                 1,329,263     1,185,637       513,091
Appraisal Fees and Credit Reports          3,239,608     2,297,195     1,127,592
Other expenses                             1,400,492       569,654       835,011
                                         -----------   -----------   -----------
   Total field and direct expenses
       - operating and closed branches   $21,250,461   $18,175,416   $ 8,267,735
                                         ===========   ===========   ===========


NOTE 21- NONRECURRING EXPENSES

During the year ended December 31, 1999, the Company incurred certain expenses for the development and start up of the Internet operation. Such expenses are not expected to be recurring expenditures of the Company, and have been reflected as nonrecurring in the accompanying statement of operations.

As required by Statement of Position 98-5, effective for fiscal years beginning after December 15, 1998, all organization costs incurred currently are to be written off and the unamortized balance of amounts capitalized at the end of the previous fiscal year were written off during the year ended December 31, 1999. The write off of approximately $278,000 has been included in nonrecurring expenses since it was not material.

NOTE 22- SUBSEQUENT EVENTS

SPIN-OFF

On March 16, 2000, the Company announced plans to spin-off its Internet mortgage operations through an initial public offering of a newly formed Internet subsidiary, ApplyOnline, Inc. (ApplyOnline). ApplyOnline essentially represents all of the Company's online operations, which commenced in 1999 and have grown significantly to date.

Management believes that the new structure will enable both the Company and ApplyOnline to build market leadership positions by allowing each company to independently focus on growth opportunities in both the Internet and traditional mortgage market.

The Company anticipates the initial public offering for its Internet mortgage banking and brokerage subsidiary to be completed by early this summer, and intends to subsequently spin-off the balance of the shares of the newly publicly traded company to the Company's shareholders. Under this plan, the Company's shareholders will ultimately own shares in both companies.

                      APPONLINE.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 22- SUBSEQUENT EVENTS (CONT'D)

SPIN-OFF (CONT'D)

Amounts and operations of the Internet operation included in the 1999 consolidated financial statements were as follows:

Total assets                            $             2,600,000
Stockholders deficit                    $            10,900,000

Revenues                                $             3,100,000
Net loss                                $            10,900,000


ACQUISITIONS

Pursuant to an acquisition agreement dated March 7, 2000, the Company acquired 100% of the issued and outstanding capital stock of Western National Funding, Inc. (Western). The consideration for this acquisition was 750,000 shares of the Company's common stock valued at $2,390,625 and $297,000 in cash. In addition, Western received one irrevocable five year option to purchase 100,000 shares of the Company's common stock at $1.60 per share.

Western is principally engaged in originating wholesale mortgages for single family residences of one to four units. Their primary focus is FHA, VA, freddie Mac and Fannie Mae loans. Western closed approximately $250 million in wholesale loans in 1999.

Pursuant to an acquisition agreement dated March 7, 2000, the Company acquired 100% of the issued and outstanding capital stock of Cyber Media Group, Inc. (Cyber). The consideration for this acquisition was 1,750,000 shares of the Company's common stock valued at $5,578,125 and one five year option to purchase 1,250,000 shares of the Company's common stock at $1.75 per share.

Cyber is a leading developer of e-finance solutions and has developed premier web sites that provide consumers with financial services including residential mortgages, commercial loans and credit reports. Management believes that Cyber will present new opportunities to expand the Company's business beyond mortgage lending into the broader financial services arena and Cyber's expertise in online advertising will complement the Company's print and broadcast campaign. In addition, Cyber will play an integral role in the Company's plan to spin-off its Internet mortgage operations.

The acquisitions will be accounted for using the "purchase" method of accounting.

NOTE 23- RECLASSIFICATION

Certain amounts in the 1998 financial statements have been reclassified to conform with the current period's financial statement presentation.