Form 10-Q
period 2000-03-31
APPONLINE COM INC
filed 2000-05-19
CIK 353646

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For Qtr. Ended: March 31, 2000 File No.: 2-72849-NY

                               APPONLINE.COM, INC.
                     (Formerly Known As IMN FINANCIAL CORP.)
             (Exact name of registrant as specified in its charter)




            DELAWARE                                         11-3437280
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)





                  520 BROADHOLLOW ROAD MELVILLE NEW YORK 11747
                    (Address of principal executive offices)



                                 (631) 844-9805
              (Registrant's telephone number, including area code)



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

May 17, 2000:

Common stock, $.001 par value - 44,843,907 shares outstanding.

Preferred stock, $.001 par value - 5,000 shares outstanding.

                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------
                                    FORM 10-Q
                                    ---------







                                      INDEX


PART I - FINANCIAL INFORMATION


       Item I - FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Balance Sheets -
                   March 31, 2000 and December 31, 1999                     3-4


Condensed Consolidated Statement of Operations and
               Comprehensive Income (Loss) -
                   Three Months Ended March 31, 2000 and 1999                 5

               Condensed Consolidated Statement of Accumulated Deficit        6

               Condensed Consolidated Statement of Cash Flows -
                   Three Months Ended March 31, 2000 and 1999               7-8


Notes to Financial Statements                                              9-11


       Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                     12-14
       .

PART II - OTHER INFORMATION                                                  15


SIGNATURES                                                                   16

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                         17



                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                   FORM 10 - Q
                                   -----------


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                   (Unaudited)






                                                3/31/00            12/31/99

                                            --------------      --------------

ASSETS
    Cash and cash equivalents               $    6,089,516      $    3,548,137
    Mortgage inventory                         112,398,709          96,731,181
    Points and fees receivable                   2,093,686           1,975,354
    Investments                                  6,809,995           6,188,083
    Prepaid expenses                             8,190,904           6,517,350
    Property and equipment - net                 5,693,685           4,822,326
    Intangible assets - net                     15,789,347           6,573,400
    Other assets                                 1,474,397             836,989
                                            --------------      --------------

TOTAL ASSETS                                $  158,540,239      $  127,192,820
                                            ==============      ==============



                      APPONLINE.COM, INC. AND SUBSIDIARIES
                                   FORM 10 - Q


                      CONDENSED CONSOLIDATED BALANCE SHEET


                       LIABILITIES & STOCKHOLDERS' EQUITY

                                   (Unaudited)




                                                             3/31/00          12/31/99
                                                          -------------    -------------

 LIABILITIES
    Accounts payable and accrued expenses                 $   8,084,966    $   6,327,306
    Warehouse lines of credit                               110,788,128       95,510,116
    Borrowers escrow funds                                      756,756          704,706
    Capital lease obligations                                   182,263          135,043
    Notes payable                                               973,145          750,180
    Due to related party                                      8,329,006
    Deferred income                                           1,155,242          185,436
    Corporate taxes payable                                                        9,525
    Other liabilities                                            37,140
                                                          -------------    -------------

         Total Liabilities                                  130,306,646      103,622,312

STOCKHOLDERS' EQUITY
    Preferred stock - 5,000,000 shares, $.001
        par value authorized; 5,000 and 7,000
        shares issued and outstanding at March 31, 2000
        and December 31, 1999, respectively                           5                7
    Common stock - 45,000,000 shares, $.001
         par value authorized; 44,843,907 and
         41,206,346 shares issued and outstanding
         at March 31, 2000 and December 31,
         1999, respectively                                      44,844           41,206
    Paid-in capital                                          54,703,428       46,331,932
    Unrealized gain on available-for-sale
        securities                                              693,243          629,517
    Accumulated deficit                                     (27,207,927)     (23,432,154)
                                                          -------------    -------------

         Total Stockholders' Equity                          28,233,593       23,570,508
                                                          -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 158,540,239    $ 127,192,820
                                                          =============    =============




                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                   FORM 10 - Q
                                   -----------

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)



                                                              Three Months    Three Months
                                                                  Ended           Ended
                                                                 3/31/00         3/31/99
                                                             ------------    -------------
OPERATING INCOME
    Points, Fees and Premium Income                          $  9,325,664    $  7,609,355
    Interest Income                                             1,363,968       1,165,928
    Other Income                                                  345,225           4,552
                                                             ------------    ------------

         Total Operating Income                                11,034,857       8,779,835
                                                             ------------    ------------

OPERATING EXPENSES
    General and Administrative Expenses                         6,502,041       2,990,127
    Field and Direct Expenses                                   6,108,295       4,091,445
    Interest Expense                                            1,978,697       1,226,003
    Depreciation and Amortization                                 532,708         282,992
                                                             ------------    ------------

         Total Operating Expenses                              15,121,741       8,590,567
                                                             ------------    ------------

Income (Loss) from Operations                                  (4,086,884)        189,268

Benefit (Provision) for Income Taxes                              335,186         (75,707)
                                                             ------------    ------------

Net Income (Loss)                                              (3,751,698)        113,561

Preferred Dividends Paid                                           24,075
                                                             ------------    ------------

Net Income (Loss) Available to Common
    Stockholders                                             $ (3,775,773)   $    113,561
                                                             ============    ============

OTHER COMPREHENSIVE INCOME
Unrealized Gain on Available-for-Sale Securiites
    (Net of Income Tax)                                      $     63,726    $      9,318
                                                             ------------    ------------

COMPREHENSIVE INCOME (LOSS)                                  $ (3,687,972)   $    122,879
                                                             ============    ============

EARNINGS (LOSS) PER SHARE

Basic Earnings (Loss) Per Share                              $      (0.09)   $       0.00
                                                             ============    ============

Diluted Earnings (Loss) Per Share                            $      (0.09)   $       0.00
                                                             ============    ============


                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                   FORM 10 - Q
                                   -----------

             CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
                                   (Unaudited)





ACCUMULATED DEFICIT - January 1, 2000               $    (23,432,154)

Net Loss                                                  (3,751,698)

Dividends Paid                                               (24,075)
                                                    ----------------

ACCUMULATED DEFICIT - MARCH 31, 2000                $    (27,207,927)
                                                    ================



                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                   FORM 10 - Q
                                   -----------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                     Three Months   Three Months
                                                         Ended          Ended
                                                        3/31/00        3/31/99
                                                     -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                $(3,751,698)   $   113,561
                                                     -----------    -----------
    Adjustments to reconcile net income
        (loss) to net cash used by operating
        activities:
         Depreciation and amortization                   532,708        282,992
         Value of compensatory options granted to
           non-employees                                  35,373
         Income from unconsolidated subsidiary                           (4,552)
    Changes in assets and liabilities                   (882,626)    (3,332,653)
                                                     -----------    -----------
    Total adjustments                                   (314,545)    (3,054,213)
                                                     -----------    -----------

Net cash used by operating activities                 (4,066,243)    (2,940,652)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                  (610,045)      (395,821)
    Purchase of intangible assets                     (1,707,242)      (129,076)
    Investment in real estate development
      partnership                                        (23,000)
    Receipt of cash through acquisitions                 689,799
    Collection of mortgage receivable                                     5,656
                                                     -----------    -----------

Net cash used by investing activities                 (1,650,488)      (519,241)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from related parties                      8,309,772      2,255,873
    Payment of notes payable and capital leases          (51,662)      (150,258)
                                                     -----------    -----------

Net cash provided by financing activities              8,258,110      2,105,615
                                                     -----------    -----------

Net increase (decrease) in cash and cash
  equivalents                                          2,541,379     (1,354,278)

CASH AND CASH EQUIVALENTS - JANUARY 1                  3,548,137      4,446,542
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - MARCH 31                 $ 6,089,516    $ 3,092,264
                                                     ===========    ===========



                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                   FORM 10 - Q
                                   -----------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                         Three Months    Three Months
                                                             Ended           Ended
                                                            3/31/00         3/31/99
                                                         ------------    ------------

SUPPLEMENTAL DISCLOSURES:

    Interest expense paid                                $2,254,538      $ 1,226,003
                                                         ==========      ===========

    Income taxes paid                                    $   43,688      $    46,076
                                                         ==========      ===========


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


Increase in market value of available-for-sale
    securities                                           $  398,912       $     9,318
                                                         ==========       ===========

Common stock issued in conjunction with
  acquisitions                                           $8,287,817
                                                         ==========       ===========

Equipment acquired through capital lease
  obligations                                            $   22,786
                                                         ==========       ===========

Common stock acquisition closing adjustments             $   46,800
                                                         ==========       ===========


                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                   FORM 10 - Q
                                   -----------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY
--------------------
The condensed financial statements include, on a consolidated basis, the accounts of AppOnline.com, Inc. and subsidiaries in which it has a greater than 50% interest, collectively the "Company". All significant balances and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company does not exercise control are reported using the equity method.

The Condensed Consolidated Financial Statements at March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and March 31, 1999 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, considered necessary for a fair presentation of financial condition and results of operation. Interim figures are subject to year end audit adjustments and may not be indicative of results to be realized for the year ended December 31, 2000. The Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with management's discussion and analysis of financial condition and results of operation, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

USE OF ESTIMATES
----------------
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - EARNINGS PER SHARE

Earnings per share has been computed on the basis of the total weighted average number of shares outstanding.


                                                     MARCH 31,       MARCH 31,
                                                       2000            1999
                                                    ----------     ------------

Weighted Average Number of Shares
  Outstanding - Basic                               42,379,061       28,661,905

Outstanding Convertible Preferred Stock,
  Options and Warrants                                                1,267,330
                                                   -----------      -----------
Weighted Average Number of Shares
  Outstanding - Diluted                             42,379,061       29,929,235
                                                   ===========      ===========

                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                   FORM 10 - Q
                                   -----------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2 - EARNINGS PER SHARE (CONTINUED)

The weighted average number of shares diluted is the same as basic At March 31, 2000 because, including the calculated number of additional shares through the conversion of warrants, options and convertible preferred shares would be antidilutive.


NOTE 3 - ACQUISITIONS

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

Cyber is a leading developer of e-finance solutions and has developed premier web sites that provide consumers with financial services including residential mortgages, commercial loans and credit reports. Management believes that Cyber will present new opportunities to expand the Company's business beyond mortgage lending into the broader financial services arena and Cyber's expertise in online advertising will complement the Company's print and broadcast campaign. In addition, Cyber will play an integral role in the Company's plan to spin-off its Internet mortgage operations (see Internet Market caption in Management's Discussion and Analysis section).

The Company made additional acquisitions, the consideration for these acquisitions was 196,349 shares of the Company's common stock valued at $319,067 and $535,922 in cash. Underwriting fees aggregating $863,483 were incurred in connection with all of the aforementioned acquisitions.

The acquisitions were not considered material and were accounted for using the "purchase" method of accounting.

                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                   FORM 10 - Q
                                   -----------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - RECLASSIFICATION

Certain amounts in the March 31, 1999 financial statements have been reclassified to conform with the current period's financial statement presentation.

                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                   FORM 10 - Q
                                   -----------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED MARCH 31, 2000 VS.
-------------------------------------------------------------------
MARCH 31, 1999
--------------

             Total revenues for the three months ended March 31, increased to $11,034,857 as compared to $8,779,835 for the same period in 1999, an increase of 26%. The Company attributes this increase to entry into the Internet Market (see Internet Market caption), as well as several acquisitions in 1999.

             Total general and administrative expenses for the three months ended March 31, increased to $6,502,041 as compared to $2,990,127 for the same period in 1999, an increase of 117%. The Company attributes this significant increase primarily to additional costs associated with entry into the Internet Market (see Internet Market caption), as well as several acquisitions in 1999.

             Total interest expense for the three months ended March 31, increased to $1,978,697 as compared to $1,226,003 for the same period in 1999, an increase of 61%. The Company attributes this increase to an increase in interest rates as well as to the fluctuation in the average balance of the warehouse lines of credit.

             Total field and direct expenses for the three months ended March 31, increased to $6,108,295 as compared to $4,091,445 for the same period in 1999, an increase of 49%. The Company attributes this significant increase primarily to additional costs associated with entry into the Internet Market (see Internet Market caption), as well as several acquisitions in 1999.

             We incurred a net loss for the three months ended March 31, 2000 of $4,086,884 as compared to a net income of $113,561 for the same period in 1999. The Company attributes this significant decrease primarily to additional costs associated with entry into the Internet Market (see Internet Market caption).


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

             The Company believes that current operations will provide adequate cash flow to meet current obligations. As of March 31, 2000, the Company's capital resources consisted of $6,089,516 in cash, $2,093,686 in points and fees receivable, investments of $6,809,995, and revolving lines of credit of $209 million, $111 million of which was outstanding. Management believes that these resources provide adequate working capital for the Company.

                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                   FORM 10 - Q
                                   -----------

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

        Late in 1999, the Company intensified its expansion in the internet market. Indicative of this strategy, the Company changed its name to AppOnline.com, Inc. Increases in costs and revenues associated with the internet are reflected in the Company's March 31, 2000 financial statements.

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

        Field and direct expenses were significantly greater as a result of processing costs related to increased volume of leads generated through internet sources. These leads do not provide success rates comparable to traditional leads. Internet mortgage closings as a percent of leads obtained are approximately 5% compared to traditional rates of 85%. The field and direct costs have also been impacted by the costs related to the Internet search engines.

                      APPONLINE.COM, INC. AND SUBSIDIARIES
                      ------------------------------------

                                   FORM 10 - Q
                                   -----------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTERNET MARKET (CONTINUED)
---------------------------

         Management anticipates that the Company will continue to experience losses similar to or greater than those described above relative to the Internet, during the current period, including significant increases in its advertising campaign. Management believes that the advertising campaign is necessary to build its "brand" and that only a few Online Mortgage Companies that are successful in building their brand will reap the benefits of this line of business, which may become the primary route for obtaining mortgages in the near future. Management anticipates that, in the future, when its internet operations have matured, the costs associated with internet originated mortgages will be less than traditionally originated mortgages. As a result, this line of the business would gradually become profitable.

SPIN-OFF
--------

        On March 16, 2000, the Company announced plans to spin-off its Internet mortgage operations through an initial public offering of a newly formed Internet subsidiary, ApplyOnline, Inc. (ApplyOnline). ApplyOnline essentially represents all of the Company's online operations, which commenced in 1999 and have grown significantly to date.

        Management believes that the new structure will enable both the Company and ApplyOnline to build market leadership positions by allowing each company to independently focus on growth opportunities in both the Internet and traditional mortgage market. When the spin- off occurs as planned, it will reduce the loss incurred by the Company in the current year.

        The Company anticipates the initial public offering for its Internet mortgage banking and brokerage subsidiary to be completed by early this summer, and intends to subsequently spin- off the balance of the shares of the newly publicly traded company to the Company's shareholders. Under this plan, the Company's shareholders will ultimately own shares in both companies.


YEAR 2000 PREPARATION
---------------------

        Many computer systems and software products worldwide and throughout all industries were not expected to function properly as the year 2000 approached unless changed, due to a once common programming standard that represents years using two-digits. This is the "Year 2000 problem" that has received considerable media coverage.

        Management has not experienced any significant failure of the Company's systems or any problems associated with any of its vendors or other third-party providers' systems.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The exhibits filed as part of this report are listed below.



                                   DESCRIPTION

A) EXHIBITS
             27     Financial Data Schedule


B) REPORTS
              *     Form 8-K dated May 5, 1997

              *     Form 8-K-A dated August 1,1997
              *     Form 8-K dated September 16, 1997
              *     Form 8-K dated September 10, 1998
              *     Form 8-K dated November 2, 1998
              *     Form 10QSB - For the Quarter Ended March 31, 1997
              *     Form 10QSB - For the Quarter Ended June 30, 1997
              *     Form 10QSB - For the Quarter Ended September 30, 1997
              *     Form 10QT - For the Transition Period October 1, 1996 to
                            December 31, 1996
              *     Form 10KSB - For the Year Ended December 31, 1997
              *     Form 10QSB - For the Quarter Ended March 31, 1998
              *     Form 10QSB - For the Quarter Ended June 30, 1998
              *     Form 10QSB - For the Quarter Ended September 30, 1998
              *     Form 10KSB - For the Year Ended December 31, 1998
              *     Form 10QSB - For the Quarter Ended March 31, 1999
              *     Form 10QSB - For the Quarter Ended June 30, 1999
              *     Form 8-A dated September 3, 1999
              *     Form 10QSB - For the Quarter Ended September 30, 1999
              *     Form 10K - For the Year Ended December 31, 1999
              *     Form 8-K dated January 27, 2000


*       Incorporated by reference.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       APPONLINE.COM, INC. AND SUBSIDIARIES.



                                       Dated: May 17, 2000
                                       EDWARD CAPUANO - President, Principal
                                       Executive Officer and
                                       Principal Financial Officer